Form 10QSB
period 2000-03-31
TRIAD INDUSTRIES INC
filed 2000-05-15
CIK 1092105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended March 31, 2000 or

( ) 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	             	 to ___________

Commission File number	000-28581

TRIAD INDUSTRIES, INC.
(Exact name of small business issuer as registrant as specified in charter)

	Nevada						          88-0422528
(State or other jurisdiction of				                (I.R.S. Employer
incorporation or organization)				     Identification No.)

116935 W. Bernardo Drive, Suite 232, San Diego, CA.
(Address of principal executive office)

Registrant's telephone no., including area code (858) 618-1710


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 	         Class				Outstanding as of March 31, 2000
Common Stock, $0.001					6,403,418







TABLE OF CONTENTS

  Heading                                  										Page

Item 1.			Consolidated Financial Statements			       	3

			Consolidated Balance Sheets - March 31, 2000
			   And March 31, 1999				                         	5

			Consolidated Statements of Operations - three months
			   Ended March 31, 2000 and 1999				               7

			Consolidated Statements of Cash Flows - three
			     Ended March 31, 2000 and 1999				             9

Consolidated Statements of Stockholders' Equity 		    10


			Notes to Consolidated Financial Statements			      11

Item 2.			Management's Discussion and Analysis and
		 	     Result of Operations					                    17
PART II. OTHER INFORMATION

Item 1.			Legal Proceedings					                     	18

Item 2.			Changes in Security					                   	19

Item 3.			Defaults Upon Senior Securities				         19

Item 4.			Submission of Matter to a Vote of
			    Securities Holders						                       19

Item 5.			Other Information						                     19

Item 6.			Exhibits and Reports of Form 8-K				        19

			Signatures











PART 1

Item 1.		Financial Statement

	The following unaudited Financial Statements for the period ended March 31, 2000 have been prepared by the Company.


TRIAD INDUSTRIES, INC.
FINANCIAL STATEMENT
MARCH 31, 2000 AND DECEMBER 31, 1999

ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)


INDEPENDENT AUDIT0R'S REPORT

To the Board of Directors
Healthcare Resources Management, Inc.
16935 W. Bernardo Drive
San Diego, CA 92126

We have reviewed the accompanying balance sheet of Triad Industries, Inc., (formerly Healthcare Resources Management) as of March 31, 2000 and 1999 and the related statement of income, changes in stockholders' equity and cash flows for the for the three months ended, in accordance with Statements on Standards for Accounting
Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. based on our audit.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of selling and administrative expenses is presented only for supplementary analysis purposes. Such information had been subjected to the inquiry and analytical procedures applied in the review of the basic financial, and we are not aware of any material modifications that should be made to it.

ARMANDO C. IBARRA, C.P.A. - APC
Chula Vista, California
March 22, 2000

	637 Third Avenue, Suite H, Chula Vista, CA 91910
Tel (619) 4224348 		Fax: (619) 422-1465


TRIAD INDUSTRIES, INC.
(formerly Healthcare Resources Management, Inc.)
CONSOLIDATED BALANCE SHEET
As of March 31, 2000 and December 31, 1999

ASSETS
                       		            March 31	           	December 31
	                                     200	                  1999
Current Assets
	Cash                            $     23,415     	 $       43,236
	Accounts receivable                  473,513	              15,006
	Marketable Securities                512,382    	         454,782
	Stock Subscription Agreement          62,500               62,500
	Impound Account                        4,062                4,062
	Assets Held for Sale               1,351,450            1,345,350
	Deferred tax asset                   236,463              193,400

Total Current Assets                2,663,785            2,567,171

Net Property and Equipment           3,378,357           3,420,612

Investments
   Investments in securities
available for sale                     425,000              425,000
Total investments                      425,000              425,000

Other Assets
   Managed Care Manuals & Contracts       0                    0
    Management Contract                   0                    0
Gift Certificates                         6,000               6,000
Organization Expense                     25,000              25,000
Loan Fees                               143,779             143,779
Accumulated Amortization               (132,835)            (96,929)

Total other assets                       41,944              77,850

TOTAL ASSETS                          6,509,086           6,490,633








See notes to financial statements and accountants report









TRIAD INDUSTRIES, INC.
(formerly Healthcare Resources Management, Inc.)
CONSOLIDATED BALANCE SHEET
As of March 31, 2000 and December 31, 1999

LIABILITIES & STOCKHOLDERS' EQUITY
                             	     	March 31		        December 31
	                                     2000  	            1999

Current Liabilities           $      7,109	     $        19,993
Loans Payable                      131,189               93,862
Deferred Revenue                    77,158               77,158
Greentree Lease                      1,307                1,655
Taxes Payable                       16,855               16,853
Line of Credit                      20,597               25,000
Prepaid Rent                           0                    0
Security Deposits                   40,775               39,865
Notes payable on
assets held for sale               914,515              918,966
Trust deeds and mortgages        2,782,500            2,782,500

Total Current liabilities        3,992,005            3,975,792

TOTAL LIABILITES             $   3,992,005         $ 	3,975,972

Stockholders' Equity

Common stock, $.001
par value, 50,000,000
shares authorized;
850,000 shares issued
and outstanding               $      6,404          $      6,404
Paid-in capital                  2,275,241             2,275,241
Retained earnings	                (652,629)             (616,804)

TOTAL STOCKHOLDERS' EQUITY       2,440,951              2,514,841
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY          $ 6,471,021            $ 6,490,633




See Auditors Report and Notes to the Financial Statement




TRIAD INDUSTRIES, INC.
(formerly Healthcare Resources Management, Inc.)
CONSOLIDATED STATEMENT OF OPERATION
As of March 31, 2000 and December 31, 1999
                                  For the                 For the
                              Three months ended          year ended
                                  March 31                December 31
                             2000            1999            1999

REVENUES
	Consulting               $  97,230     $    119,175        $ 494,721
Rental Income               166,856           59,420          495,456
Sale of Securities             0              89,374          177,952
Sale of Assets - net          4,500              0           (206,715)
Fee income                     0                 0              1,210
Interest Income                0                 0              1,169
Marketable Security
Valuation                     8,757              0                0

Total Revenues              277,251           267,969          963,795

OPERATING COSTS
Cost of Securities Sold      15,198            61,138          113,811

Total Operating Cost         15,198            61,138          113,811

Operating Income            262,053           206,831          849,984

ADMINISTRATIVE EXPENSES     375,596           142,569        1,738,032
Loss before other
income & (expense)         (113,543)           62,262         (888,048 )

OTHER INCOME & (EXPENSE)
Fee Income                       20               0               0
Other Expenses                    0               0                (149)
Other Income                      0               825             27,806
Interest Income                 317               0                0
Mortgage Refinance                0               0               441,000
Unrecognized loss on securities   0               0              (303,746)
Utility Charges               1,250               0                 0

Total other income & expenses 1,587               825            (723,137)
NET INCOME (LOSS)
BEFORE   TAXES             (111,955)           65,087            (723,137)

PROVISION FOR
INCOME TAXES (BENEFIT)      (38,065)               0              (193,400)

NET INCOME (LOSS)          $(73,890)         $  65,087          $ (529,737)




See Auditors Report and Notes to the Financial Statement



TRIAD INDUSTRIES, INC.
(formerly Healthcare Resources Management, Inc.)
CONSOLIDATED SCHEDULES OF ADMINISTRATIVE EXPENSES
As of March 31, 2000 and March 31, 1999

                                        March 31                 March 31
                                          2000                      1999
Accounting                              $8,260                    $ 1,365
Advertising                                 51                        352
Appraisal Fees                           7,500                         0
Auto expenses                            1,111                         0
Bank charges                               243                        284
Commission                                  0                         961
Consulting                              17,400                       2,000
Depreciation and Amortization           78,200                      21,091
Entertainment                              124                         0
Equipment rental                         1,388                         589
Freight                                  1,374                         0
Homeowners Fees                            150                         0
Insurance                                4,468                          342
Interest Expense                        90,316                      38,767
Interest Mortgage                       15,943                         0
Janitorial                               1,021                         710
Landscaping                                270                         0
Legal services                             400                       1,300
Management                              23,550                      49,505
Miscellaneous                            1,928                         60
Office expense                           1,407                         830
Outside Services                        12,612                      12,694
Postage and Delivery                       183                           0
Printing                                    0                           81
Rent                                    11,179                         760
Repairs and Maintenance                  5,794                         891
Salaries                                54,140                           0
Stock Transfer Fee                       3,006                          45
Supplies                                   559                       1,824
Federal Taxes                               35                           0
Payroll taxes                              127                           0
Other taxes                                745                       2,500
Telephone                                2,980                       3,818
Tenant Repairs                           1,066                           0
Trash                                    1,476                         229
Travel and Lodging                      13,039                         856
Utilities                               10,671                           0
Warehouse expense                        2,010                           0
Water                                    2,845                           0
Wire Fees (brokerage)                       25                         125
Total General & Administrative
expenses                             $  375,596	                $  142,569

See Auditors Report and Notes to the Financial Statement

TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc)
Consolidated Statement of Cash Flows
For the three months ended March 31, 2000 and the Year ended December 31, 1999

                                 For the three months      For the year ended
                                      March 31                December 31
                                  2000         1999               1999

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations	$ (111,955)     $ 65,087        $  (529,737)
(Increase) in note receivable      0               0                 0
Depreciation and
Amortization Expense               78,200       21,091              207,845
(Increase) in accounts receivable  20,460      (12,858)           (448,835)
(Increase) in Marketable Securities 10,000     (58,332)           (454,782)
(Increase) in accounts payable     (13,678)    (23,023)                0
(Increase) in Loan Payable             728      22,213              93,862
(Increase) in security deposits        550         625                 0
(Increase) in prepaid rent         0             2,895                 0
(Increase) in deferred tax benefit      0           0              (181,974)
 (Increase) in impound account          0           0                (4,062)
(Increase) in Stock Subscription rec.   0           0               (42,500)
Increase in other accounts payable      0           0               138,944
(Increase) in other Assets              0           0                (6,000)

Net cash provided (used) by
operating activities                (15,695)     17,698           (1,227,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in securities               0            0               (425,000)
Acquisition of investment property     0            0             (4,904,878)
Loan fees                              0            0               (143,779)

Net cash used by investing activities  0            0             (5,470,657)

CASH FLOWS FROM FINANCING ACTIVITIES
  Investment Property mortgages        (232)       (98)              918,966
Greentree Lease                        (349)      (566)                1,655
Trust Deeds                            0            0              2,782,500
Mortgage Principle                   (4,219)     (4,288)              0
Retained Earnings                     2,299          0                0
Long term Liabilities:
Security Deposits                       360          0                 39,865
Contribution Capital                   0             0              2,145,812
Common stock                           0             0                  1,147
Preferred Stock                        0             0                850,000

Net cash provided
by financing activities              (2,141)      (4,952)           6,739,945

Net increase (decrease) in cash     (19,821)       12,487              42,049
Cash at beginning of year             43,236       17,620               1,187
Cash at end of year                 $ 23,415     $ 30,107            $ 43,236
See notes to financial statements and accountants review report.

TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Consolidated Statement of Stockholders' Equity
For the three months ended March 31, 2000 and December 31, 2000

                                                			Additional
         Preferred   Preferred   Common   Common   Paid-in   Retained  Total
         Shares      Stock       Shares   Stock    Capital    Earning

Balance,
January 1,
1997      -            -      9,301,877    9,302   103,184   (88,791)  23,695

1 for 9 Split
March 31,
1998      -            -     (8,245,461)  (8,245)    8,245       -        0

Common shares
issued March 31,
1998     -             -      2,200,300    2,200       -         -      2,200

Common shares
issued July 31,
1998     -             -      2,000,000    2,000     18,000       -    20,000

Operating Income
December 31,
1998     -             -         -           -          -      1,724    1,724

Balance
December 31,
1998     -            -       5,256,716    5,257     129,429  (89,067)  47,617

March 14, 1999
1:10 reverse
stock
split    -            -      (4,731,048)  (4,731)    4,731       -         0

March 15, 1999
Purchase of
GAM & RB Capital &
Equities  -          -        5,068,150    5,068    1,966,610     -  1,971,678

March 15, 1999
Purchase of
Miramar Road Associates,
LLC     700,000   700,000        -            -         73,960   -    773,960

Preferred Stock Issued
September
1999    150,000   150,000        -             -           -     -    150,000

Common Stock Issued
December
1999      -         -         320,000         320      71,625    -    71,945

Operating (loss) as of
December 31,
1999      -         -           -              -          -  (529,737)(529,737)

Balance,
December 31,
1999   850,000   850,000     6,403,418     6,404  2,275,241 (616,804) 2,514,841

Operating (loss) as of
March 31,
2000       -        -           -            -        -       (73,890)(73,890)

Balance,
March 31,
2000   850,000   850,000   6,403,418      6,404  2,275,241  (690,694) 2,440,951










See Auditors Report and Notes to the Financial Statement




TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE1 ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was originally incorporated in New York as International Telescript in 1987 and traded under the symbol "TELC", The company ceased trading in 1998. In October 1997, the business base of Interstate Care Systems, a four-year-old Nevada healthcare management corporation, was acquired through it structured acquisition. The principles of Interstate assumed management control of the company, redomiciled in Nevada and changed the name to Healthcare Management Resources, Inc., to better reflect the natural business. The company made the required filings and resumed trading on the OTC Bulletin Board as "HRCI'. On the 15th of March 1999, the company reversed Split its outstanding stock and changed its name to Triad Industries, Inc.
The company now trades under the symbol "TRDD" on the OTC Bulletin Board.

The company operates through its subsidiaries and is in the healthcare, financial services, and real estate business.

NOTE2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a. Accounting Method

The company's financial statements are prepared using the accrual method of accounting, The company has elected a December 31, year end.

b. Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, Actual results could differ from those estimates.

8


TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Basis, of Presentation and Considerations Related to Continued
Existance (going concern)

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The company's management intends to raise additional operating funds through operations and/or debt offerings.

e. Intangibles

Intangible assets consist of organization expenses and loan fees and are being amortized on a straight-line basis.

f.  Intangibles

The company has various consulting contracts outstanding in which the company performs a set of various financial services. The company will recognize revenues when services on each contract are completed.

g. Issuance of Shares for Service - Stock Options

Valuation of shares for services is based on the fair market value of services-

h. Concentration of Credit Risks

The company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at March 31, 2000 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the company, has utilized discounted cash flow analysis, estimated, and quoted as appropriate.

i. Principles of Consolidation

The consolidated financial states include the amounts of Triad Industries, Inc., the parent company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities, Inc., a Nevada corporation, GAM Properties, a California corporation, Triad Realty, a California corporation, and Miramar Road Associates, a California L.L.C. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

j.	Income Taxes

Incomes taxes are provided in accordance with Statement of Financial Accounting Standards No. 109(SFAS109), Accounting for Income Taxes.
A deferred tax asset of liability is recorded for all temporary difference between financial and tax reporting and net operating loss carryforwards. Tax deferred expense (benefit) results from the net changing during the year of deferred tax assets and liabilities.



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

Note 2 SUMMARY OF SIGNIGICANT ACCOUNTING PROLOCIES (CONTINUED)

k. Accounts Receivable

The Company has entered into various contracts, by which the company provides financial services.

l. Investment in Securities

Marketable securities at March 31, 2000 and 1999 are classified and disclosed as trading securities under the requirements of SFAS No. 115.
  Under such statement, the company's securities are required to be reflected at fair market value

m. Property

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depre6ation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment. The company owns a forty-eighth thou3and square foot commercial building located at 69206910 A & B and 6914 Miramar Road,
San Diego, California.

Land	                         $   327,614
Buildings	                      3,067,619
computer	                           1,000
Furniture	                          7,224
Tenant Improvements	              153,738
                 	            $ 3,557,195
Less Accumulated Depreciation	   (178,838)
Not Property and Equipment	     3,378,357

n. Property held for sale

    Location	        Description       	Cost	      Debt
2016-18 Balboa	       4 Units	      $ 420,000   	$ 306,838
2015-17 Hornblend
2135-39 Grand Ave.   	Tri-plex        	355,350     	233,955
4592 Brancroft        	7 Units        	396,100     	264,000
3635 3 Ave             Condo	          180,000	     113,004

Total                               	1,351,450   	$ 914,515



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE2 SUMMARY OF SIGNIFICANT ACCOUNTING PROLICIES (CONTINUED)

o. Long Term Debt - Miramar Building

first Trust Deed      2/2000     	1,800,000
Second Trust Deed    10/1999	       380,000
Third Trust Deed      6/1999	       315,000
Forth Trust Deed      4/1999       	259,000
Fifth Trust Deed      6/2000     	2,782,500

The office building collateralized the above loans. The loan agreements provide for monthly payments of interest with principle due at the above dates. Management has negotiated with the current lender a short-term extension of these maturity dates and is attempting to obtain long term financing. Management has discovered a lien of approximately $ 400,000 on the office building, which is related to the debt of a stockholder and former officer of the L.L.C. The company had a contingent liability for this debt and paid it off on September 20, 1999,

On September 20, 1999 the company acquired the remaining one-percent partner minority interest on the Miramar property and paid off $ 192,000 of the outstanding mortgage liability.

p. Investments in Securities Available for Sale

In 1995, the company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In June, 1998, the company earned 50,000 shares of preferred stock of American Health Systems, Inc. at $ 5. 00 a share. In 1999, the company acquired 150,000 shares of Pro Glass at $ 1.00 a share.

                              Number of	  Mkt. Price		Balance
                              Shared	At               At Year End
                               Year end

Heritage National Corporation	   250,000       	0.10		   $	25,000
American Health Systems, Inc.	    50,000       	5.00   			250,000
Pro Glass, Inc.	                 150,000       	1.00		   	150,000

Total                            450,000                $ 425,000

q. Accounts Receivable

Accounts receivable consist of the following:
December 31, 1999

Accounts receivable - Various            	$		12,162
Accounts receivable - Carrara	                 	520
TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUDS)



Accounts receivable - Gahi		                   1,450
Accounts receivable - Trans-Caribe	            2,687
Accounts receivable - Contracts	             118,630
Accounts receivable - Fortune Oil	            11,500
Accounts receivable - Fees	                   30,886
Accounts receivable - Escondido capital      	12,041
Accounts receivable - Bellissima	              8,000
Accounts receivable - 3rd Avenue	             15,083
Accounts receivable - Ashy	                    5,000
Accounts receivable - Todd Smith	            254,554
Accounts receivable - Trans-Caribe	            1,000
	Total	                                      473,513

The company expects to collect all retainages within one year.


NOTE 3. OPERATING LEASE

The company operates its facilities under an operating agreement with an unrelated party. The ban rent is $ 3,434 per month.

Rent expense as of March 31, 2000 and 1999 is $11,179 and $ 760.

NOTE 4 STOCK

As of December 31,1998 there were 5,256,720 shares of common stock outstanding. On March 14, 1999 the company reversed split the 5,256,720 shams on a one for ten (1:10) leaving 525,672 shares outstanding. At the shareholders meeting held March 15, 1999 the stockholders approved the acquisition of RB Capital and Equities, Inc. a Nevada corporation and its subsidiaries for 5,069,150 shares of common stock and 700,000 shares of preferred stock. On September 30, 1999 there were 5,593,822 shares of common stock shares of preferred stock outstanding, In December 1999, the company issued 909,600 of common stock shares and 150,000 of additional preferred stock. On December 31, 1999 there were 6,403,422 shares of common stock and 850,000 shams of preferred stock outstanding.



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999


NOTE 5. ACQUISITIONS

The acquisitions of RB Capital and Equities, Inc., a Nevada corporation, and its subsidiaries were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16
(APB No. 16) Business Combinations.

The operating results of the acquired entities are included in the company's consolidated financial statements from the date of acquisition.

NOTE & SUBSUQUENTEVENT

Gam properties entered into escrow in march for the sale of their 3rd Ave. property. The property sold for $173,000 with escrow closing on April 4, 2000.




























Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

	The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

	The Company began operation in October 1997 as Healthcare Management Resources, Inc. The corporation was incorporated in Nevada on October
 1997 as International Telescript, Inc., and was successor to C.P.S. Tele-Script, Inc., a New York Corporation, formed November 21, 1957.
The filed an amendment to change their name to Telescript-CSP, Inc., on December 26, 1957 and changed their name again to Telescript Industries, Inc. on April 26, 1984. On March 15, 1999, the Company acquired all of the capital stock of RB Capital and Equities, Inc., a Nevada corporation, and its subsidiaries. RB Capital was incorporated in February 1987 as Combined
 Communication Corporation. The acquisition was in compliance with Section 308(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Based on the terms of the reverse merger, the shareholders of RB Capital owned 90%
 plus, of the consolidated Company. At the meeting of shareholders held March 15, 1999, the shareholders approved an amendment to the Articles of Incorporation to changing the issuer's name to Triad Industries, Inc.




	The Company's current capital was provided by rental income, fee increase and the sale of Company owned real estate, the sales of securities, mortgage financing and a bank line of credit. The
Company generated sufficient cash from operations to pay its operating expenses.

	It is management's intent to acquire additional companies that fit its mix of financial services, real estate and healthcare services. Those acquisitions for stock, cash and debt will require additional capital. To that end the Board of Directors is preparing a private placement memorandum for the sale of securities to take place in the second and third quarter of 2000. Although there has not been any definitive agreement and there is no assurance that the sale of securities will be successful. The Company may also sell some of its real estate assets to provide the necessary cash.

	Management for its present operations does not anticipate hiring additional employees until they warranted by income and is dependent on the Company having sufficient capital.

Results of Operations the First Three Month of 2000

	The Company had revenues of $279,521 for the first quarter with operating expenses of $ 375,596. These amounts represent a 3.6% increase and a 162% increase (decrease) over first quarter
1999 figures.

	The increase in expenses were due to the following factors. A significant increase in depreciation and amortization due to the real estate holdings the Company acquired in 1999. Also, due to the real estate holdings the Company had sizable interest expenditures due to the short term nature of the financing on the companies commercial property holdings. The companies management has arranged for long term financing on the commercial property. This would reduce interest expense and amortization in future

Net Operating Loss

	The Company has accumulated approximately 690,694 of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the a operating loss carryforwards, which can be used. A tax benefit has been recorded in the financial statements for the year ended December 31, 1999 in the amount of $193,400 and for the three months period ending March 31, 2000 in the amount of 236,463.

Inflation

	In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

	Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Part II

Item 1.		Legal Proceedings

	A lawsuit was filed (case # 729554) naming Gam Properties, Inc., a wholly owned subsidiary, as a defendant. The Company's attorneys advised the suit was without merit. The case was dismissed with prejudice on March 21, 2000.

	There are presently no other material pending legal proceedings to which the Company of any of its subsidiaries is a party on to which any of its properties are subject and, to the best of the Company's knowledge, no such actions against the Company are contemplated or threatened.

Item 2.		Changes in Securities

	None.

Item 3.		Defaults Upon Senior Securities

	None.

Item 4.		Submission of Matters to be a Vote of Security Holders

	None.

Item 5.		Other Information

	This item is not applicable to the Company.

Item 6.		Exhibits and Reports on 8-K

a. Exhibit 27 Financial Data Schedule
b. Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three months ended March 31, 1999.




SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							TRIAD INDUSTRIES, INC.


Dated: May 9, 2000

							By:_____________________
							     Gary DeGano
							      President, Director


							By:_____________________
							      Michael Kelleher
							      Secretary, Treasurer and Director



19