Form 10QSB/A
period 2000-03-31
TRIAD INDUSTRIES INC
filed 2000-05-26
CIK 1092105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB/A

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

16935 W. Bernardo Drive, Suite 232, San Diego, CA. 92127
(Address of principal executive office)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 	     Class            				Outstanding as of March 31, 2000
Common Stock, $0.001				             	6,403,418







TABLE OF CONTENTS
PART 1. FINANCIAL INFORMATION

Heading	                                                 										Page

Item 1.			Consolidated Financial Statements					                    3

			Consolidated Balance Sheets - March 31, 2000
			   And December 31, 1999						                                   5

			Consolidated Statements of Operations - three months
			   Ended March 31, 2000 and  year ended December 31, 1999		      7

			Consolidated Statements of Cash Flows - three months
			     Ended March 31, 2000 and year ended December 31, 1999		     9

Consolidated Statements of Stockholders' Equity 			                 10


			Notes to Consolidated Financial Statements			            	       11 - 16

			Consolidated Financial Statements					                           17

		Consolidated Balance Sheet - for the
Years ended  December 31, 1999 and 1998				                         20 - 21

		Consolidated Statements of Operations - for the
		Years ended December 31, 1999 and 1998				                        22

		Consolidated Statement of Stockholders' Equity			                 25

		Consolidated Statement of Cash Flows - for the
		Years ended December 31, 1999 and 1998				                        26

		Notes to Consolidated Financial Statements				                    27 -34

Item 2.			Management's Discussion and Analysis and
		 	     Result of Operations						                                 35

PART II. OTHER INFORMATION

Item 1.			Legal Proceedings						                                   36

Item 2.			Changes in Security					                                 	37

Item 3.			Defaults Upon Senior Securities					                      37

Item 4.			Submission of Matter to a Vote of
			    Securities Holders						                                     37

Item 5.			Other Information					                                   	37

Item 6.			Exhibits and Reports of Form 8-K				                     	37

			Signatures						                                                	38



PART 1

Item 1.		Financial Statement

	The following unaudited Financial Statements for the period ended March 31, 2000 have been prepared by the Company.


TRIAD INDUSTRIES, INC.
FINANCIAL STATEMENTS
MARCH 31, 2000 AND DECEMBER 31, 1999

ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)


INDEPENDENT AUDIT0R'S REPORT

To the Board of Directors
Triad Industries, Inc.
16935 W. Bernardo Drive
San Diego, CA 92126

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of selling and administrative expenses is presented only for supplementary analysis purposes. Such information had been subjected to the inquiry and analytical procedures applied in the review of the basic financial and we are not aware of any material modifications that should be made to it.

ARMANDO C. IBARRA, C.P.A. - APC
Chula Vista, California
May 12, 2000

	637 Third Avenue, Suite H, Chula Vista, CA 91910
Tel (619) 422-1348 		Fax: (619) 422-1465


TRIAD INDUSTRIES, INC.
(formerly Healthcare Resources Management, Inc.)
CONSOLIDATED BALANCE SHEET
As of March 31, 2000 and December 31, 1999

ASSETS
                                        		March 31	          	December 31
	                                          2000     	            1999
Current Assets
	Cash                               $     23,415	        $      43,236
	Accounts receivable                     473,513               463,841
	Marketable Securities                   512,382       	       454,782
	Stock Subscription Agreement             62,500                62,500
	Impound Account                           4,062                 4,062
	Assets Held for Sale                  1,351,450             1,345,350
	Deferred tax asset                      236,463               193,400

Total Current Assets                   2,663,785              2,567,171

Net Property and Equipment             3,378,357              3,420,612

Investments
Investments in securities
available for sale                       425,000                 425,000
Total investments                        425,000                 425,000

Other Assets
Managed Care Manuals & Contracts            0                       0
Management Contract                         0                       0
Gift Certificates                          6,000                    6,000
Organization Expense                      25,000                   25,000
Loan Fees                                143,779                  143,779
Accumulated Amortization                (132,835)                 (96,929)

Total other assets                        41,944                    77,850

TOTAL ASSETS                           6,509,086                 6,490,633








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

STOCKHOLDERS' EQUITY

Preferred Stock $1.00
par value, 10,000,000
Shares authorized 850,000
shares issued
And outstanding                         850,000                  850,000

Common stock, $.001
par value, 50,0000
shares authorized;
6,403,418 and 5,256,716
shares issued
and outstanding. For 1999 and 1998
respectively)                      $      6,404           $          6,404
Paid-in capital                       2,351,371                  2,275,241
Retained earnings	                     (690,694)                  (616,804)

TOTAL STOCKHOLDERS' EQUITY            2,517,081                  2,514,841
TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY               $ 6,509,086             $    6,490,633




See Auditors Report and Notes to the Financial Statement




TRIAD INDUSTRIES, INC.
(formerly Healthcare Resources Management, Inc.)
CONSOLIDATED STATEMENT OF OPERATION
As of March 31, 2000 and December 31, 1999
                                        For the                    For the
                                     Three months ended           Year ended
                                        March 31                  December 31
                                  2000              1999             1999

REVENUES
	Consulting                  $  97,230         $    119,175       $ 494,723
Rental Income                  166,856               59,420         495,456
Sale of Securities               8,575               89,374         177,952
Sale of Assets - net             4,500                  0          (206,715)
Fee income                        0                     0             1,210
Interest Income                   0                     0             1,169

Total Revenues                 277,251               267,969        963,795

OPERATING COSTS
Cost of Securities Sold         15,198                61,138        113,811

Total Operating Cost            15,198                61,138        113,811

Operating Income               262,053               206,831        849,984

ADMINISTRATIVE EXPENSES        375,596               142,569      1,738,032
Loss before other
income & (expense)            (113,543                64,262       (888,048)

OTHER INCOME & (EXPENSE)
Fee Income                          20                     0	          	  0
Other Expenses                      0                      0            (149)
Other Income                        0                     825         27,806
Interest Income                    317                     0               0
Mortgage Refinance                  0                      0         441,000
Unrecognized loss on securities     0                      0        (303,746)
Utility Charges                  1,250                     0               0

Total other income & expenses    1,587                     825      (164,911)
NET INCOME (LOSS)
BEFORE   TAXES               (111,955)                  65,087      (723,137)

PROVISION FOR
INCOME TAXES (BENEFIT)        (38,065)                      0       (193,400)

NET INCOME (LOSS)            $(73,890)               $  65,087    $ (529,737)




See Auditors Report and Notes to the Financial Statement



TRIAD INDUSTRIES, INC.
(formerly Healthcare Resources Management, Inc.)
CONSOLIDATED SCHEDULES OF ADMINISTRATIVE EXPENSES
As of March 31, 2000 and March 31, 1999

                                          March 31                 March 31
                                            2000                     1999
Accounting                             $   8,260                $   1,365
Advertising                                   51                      352
Appraisal fees                             7,500                        0
Auto expenses                              1,111                        0
Bank charges                                 243                      284
Commission                                     0                      961
Consulting                                17,400                    2,000
Depreciation and Amortization             78,200                   21,091
Entertainment                                124                        0
Equipment rental                           1,388                      589
Freight                                    1,374                        0
Homeowners fees                              150                        0
Insurance                                  4,468                      342
Interest expense                          90,316                   38,767
Interest mortgage                         15,943                        0
Janitorial                                 1,021                      710
Landscaping                                  270                        0
Legal services                               400                    1,300
Management                                23,550                   49,505
Miscellaneous                              1,928                       60
Office expense                             1,407                      830
Outside services                          12,612                   12,694
Postage and Delivery                         183                        0
Printing                                       0                       81
Rent                                      11,179                      760
Repairs and maintenance                    5,794                      891
Salaries                                  54,140                        0
Stock Transfer fee                         3,006                       45
Supplies                                     559                    1,824
Federal taxes                                 35                        0
Payroll taxes                                127                        0
Other taxes                                  745                    2,500
Telephone                                  2,980                    3,818
Tenant repairs                             1,066                        0
Trash                                      1,476                      229
Travel and Lodging                        13,039                      856
Utilities                                 10,671                        0
Warehouse expense                          2,010                        0
Water                                      2,845                        0
Wire fees (brokerage)                         25                      125
Total General &
Administrative expenses           $       75,596                 $142,569

TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc)
Consolidated Statement of Cash Flows
For the three months ended March 31, 2000 and the Year ended December 31, 1999

                                  For the three months     For the year ended
                                       March 31                December 31
                                    2000          1999             1999

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations  $ (111,955)    $ 65,087        $  (529,737)
(Increase) in note receivable           0            0                  0
Depreciation and
Amortization Expense               78,200       21,091            207,845
(Increase) in Accounts Receivable  20,460      (12,858)          (448,835)
(Increase) in Marketable
Securities                         10,000      (58,332)          (454,782)
(Increase) in accounts payable    (13,678)     (23,023)                 0
(Increase) in Loan Payable            728       22,213             93,862
(Increase) in security deposits       550          625                  0
(Increase) in prepaid rent              0        2,895                  0
(Increase) in deferred tax benefit      0            0           (181,974)
(Increase) in impound account           0            0             (4,062)
(Increase) in Stock Subscription rec.   0            0            (42,500)
Increase in other accounts payable      0            0            138,944
(Increase) in other Assets              0            0             (6,000)

Net cash provided (used) by
operating activities              (15,695)      17,698          (1,227,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in securities                0             0            (425,000)
Acquisition of investment property      0             0           (4,901,878)
Loan fees                               0             0             (143,779)

Net cash used by investing activities   0             0           (5,470,657)

CASH FLOWS FROM FINANCING ACTIVITIES
  Investment Property mortgages      (232)          (98)              918,966
Greentree Lease                      (349)         (566)                1,655
Trust Deeds                             0             0             2,782,500
Mortgage Principle                 (4,219)       (4,288)                  0
Retained Earnings                   2,299             0                   0
Long term Liabilities:
Security Deposits                     360             0                39,865
Contribution Capital                    0             0             2,145,812
Common stock                            0             0                 1,147
Preferred Stock                         0             0               850,000

Net cash provided by
financing activities               (2,141)       (4,952)            6,739,945

Net increase (decrease) in cash   (19,821)       12,487                42,049
Cash at beginning of year          43,236        17,620                 1,187
Cash at end of year             $  23,415     $  30,107              $ 43,236

See notes to financial statements and accountants review report.


TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Consolidated Statement of Stockholders' Equity
For the three months ended March 31, 2000 and December 31, 1999

                                              			Additional
                 Preferred           Common	      Paid-in    Retained    Total
            Shares    Amount   Shares     Amount  Capital     Earning
Balance,
January 1,
1997          -         -    9,301,877   $ 9,302   103,184   (88,791)  23,695

1 fo 9 Split
March 31,
1998         -         -    (8,245,461)   (8,245)    8,245        -        0

Common shares
issued March 31,
1998         -         -     2,200,300     2,200       -          -     2,200

Common shares
issued July 31,
1998         -         -     2,000,000     2,000     18,000       -    20,000

Operating Income
December 31,
1998         -         -        -            -         -        1,724   1,724

Balance
December 31,
1998         -         -     5,256,716     5,257     129,429  (87,067) 47,619

March 14, 1999
1:10 reverse
stock split  -         -    (4,731,048)   (4,731)      4,731      -       0

March 15, 1999
Purchase of
GAM & RB
Capital &
Equities     -         -     5,068,150     5,068   1,966,610       -  1,971,678

March 15, 1999
Purchase of
Miramar Road
Associates,
LLC      700,000  $ 700,000      -           -        73,960        -  773,960

Preferred Stock Issued
September
 1999    150,000    150,000      -            -          -          -  150,000

Common Stock
Issued
December
1999        -         -        320,000       320        71,625     -   71,945

December Stock Issued
December
1999        -         -        489,600       490        28,886     -   29,376

Operating (loss)
as of
December 31,
1999        -         -           -           -          -   (529,737)(529,737)

Balance, December 31,
1999    850,000    850,000  6,403,418      6,404   2,275,241 (616,804) 2,514,841

Paid in
Capital    -          -           -           -      76,130       -       -

Operating (loss)
as of
March 31,
2000       -          -           -           -         -    (73,890) (73,890)

Balance,
March 31,
2000    850,000  $ 850,00     6,403,418   $  6,404 2,351,371 (690,694)2,517,081










See Auditors Report and Notes to the Financial Statement




TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was originally incorporated in New York as International Telescript in 1987 and traded under the symbol "TELC", The Company ceased trading in 1998. In October 1997, the business base of Interstate Care Systems, a four-year-old Nevada healthcare management corporation, was acquired through it structured acquisition. The principles of Interstate assumed management control of the company, redomiciled in Nevada and changed the name to Healthcare Management Resources, Inc., to better reflect the nature of the business. The company made the required filings and resumed trading on the OTC Bulletin Board as "HRCI'. On the 15th of March 1999, the company reversed split its outstanding stock and changed its name to Triad Industries, Inc. The company now trades under the symbol "TRDD" on the OTC Bulletin Board.

The company operates through its subsidiaries and is in the healthcare, financial services, and real estate business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

d. Basis of Presentation and Considerations Related to Continued
Existance (going concern)

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

f.  Deferred Income

The company has various consulting contracts outstanding in which the company performs a set of various financial services. The company will recognize revenues when services on each contract are completed.

g. Issuance of Shares for Service - Stock Options

Valuation of shares for services is based on the fair market value of services.

h. Concentration of Credit Risks

The company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at March 31, 2000 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the company, has utilized discounted cash flow analysis, estimated, and quoted as as appropriate.

i. Principles of Consolidation

The consolidated financial statements include the amounts of Triad Industries, Inc., the parent company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities, Inc., a Nevada corporation, GAM Properties, a California corporation, Triad Realty, a California corporation, and Miramar Road Associates, a California L.L.C. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

j.	Income Taxes

Incomes taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS109), Accounting for Income Taxes.
A deferred tax asset of liability is recorded for all temporary difference between financial and tax reporting and net operating loss carryforwards. Tax deferred expense (benefit) results from the net change during the year of deferred tax assets and liabilities.



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Deprecation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment. The company owns a forty-eight thousand square foot commercial building located at 6910-6920 A & B and 6914 Miramar Road, San Diego California.

Land                          	$ 327,614
Buildings	                     3,067,619
computer                          	1,000
Furniture                         	7,224
Tenant Improvements	             153,738
                              	3,557,195
Less Accumulated Depreciation  	(178,838)
Not Property and Equipment	   $3,378,357

n. Property held for sale

Location	             Description       	Cost          	Debt
2016-18 Balboa         	4 Units	       $ 420,000     	$ 306,838
2015-17 Hornblend
2135-39 Grand Ave.      	Tri-plex       	355,350	       233,955
4592 Brancroft	         7 Units	         396,100       	264,000
3635 3r. Ave.	           Condo          	180,000      	 113,004

Total	                                 1,351,450      $ 914,515



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PROLICIES (CONTINUED)

o. Long Term Debt - Miramar Building

First Trust Deed          2/2000      	1,800,000
Second Trust Deed        10/1999	        380,000
Third Trust Deed          6/1999	        315,000
Forth Trust Deed          4/1999        	259,000
Fifth Trust Deed          6/2000         	28,500

The office building collateralized the above loans. The loan agreements provide for monthly payments of interest with principle due at the above dates. Management has negotiated with the current lender a short-term extension of these maturity dates and is attempting to obtain long term financing. Management has discovered a lien of approximately $ 400,000 on the office building, which is related to the debt of a stockholder and former officer of the L.L.C. The company had a contingent liability for this debt and paid it off on September 20, 1999.

On September 20, 1999 the company acquired the remaining one-percent partner minority interest on the Miramar property and paid off $192,000 of the outstanding mortgage liability.

p. Investments in Securities Available for Sale

In 1995, the company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In June, 1998, the company earned 50,000 shares of preferred stock of American Health Systems, Inc. 3at $ 5. 00 a share. In 1999, the company acquired 1,500,000 shares of Pro Glass at $ .10 a share.

                       Number of	        Mkt. Price	    	Balance
                        Shares	          At Year End	   At Year End
Heritage National
Corporation           	250,000	              0.10	       	$	25,000
American Health
Systems, Inc.	          50,000	              5.00       			250,000
Pro Glass, Inc.     	1,800,000	               .10			       150,000

Total                  450,000                       $     425,000

q. Accounts Receivable

Accounts receivable consist of the following:
December 31, 1999

Accounts receivable - Various	             $		12,162
Accounts receivable - Carrara		                  520







TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to Consolidated Financial Statements
As of March 31, 2000 and 1999

NOTE2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



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

Rent expense as of March 31, 2000 and 1999 is $11,179 and $ 760.

NOTE 4. STOCK

As of December 31,1998 there were 5,256,720 shares of common stock outstanding. On March 14, 1999 the company reversed split the 5,256,720 shares on a one for ten (1:10) basis leaving 525,672 shares outstanding. At the shareholders meeting held March 15, 1999 the stockholders approved the acquisition of RB Capital and Equities, Inc. a Nevada corporation and its subsidiaries for 5,069,150 shares of common stock and 700,000 shares of preferred stock. On September 30, 1999 there were 5,593,822 shares of common shares of common stock and 700,000 shares of preferred stock outstanding, In December 1999, the company issued 909,600 of common stock shares and 150,000 additional shares of preferred stock. On December 31, 1999 there were 6,403,422 shares of common stock and 850,000 shares of preferred stock outstanding.










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

NOTES & SUBSQUENT EVENTS

Gam Properties entered into escrow in March for the sale of their 3rd Ave. property. The property sold for $173,000 with escrow closing on April 4, 2000.































TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1999 and 1998


TABLE OF CONTENTS

                     Page
                        No.

 Independent Auditor's Report........................................1

Audited Financial Statements :



	Consolidated Balance Sheets .........................................2-3

	Consolidated Statements of Operations ..........................4

 Consolidated Schedules of Administrative Expenses ..........5-6

Consolidated Statements of Stockholders' Equity................7

Consolidated Statements of Cash Flow...........................8

	Notes to Financial Statements.....................................9-16
ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)

To the Board of Directors
Triad Industries, Inc.
(Formerly Healthcare Resources Management Inc.)
RB Courtyard, Suite 232
16935 W. Bernardo Drive
San Diego, CA 92127

We have audited the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly Healthcare Resources Management, Inc.) (collectively, the company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes to stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


ARMANDO C. IBARRA, C.P.A. - APC

March 22, 2000
637 Third Avenue, Suite H, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465


TRIAD INDUSTRIES, INC
(Formerly Healthcare Resources Management, Inc.)
Consolidated Balance Sheets
As of December 31, 1999 and 1998

ASSETS	                                1999            	1998

Current assets
	Cash	                              $	43,236	        $ 	1,187
	Accounts receivable	                463,841	          15,006
	Marketable securities	              454,782               	0
	Stock subscription receivable	       62,500	          20,000
	Impound account                      	4,062	               0
	Assets held for sale	             1,345,350	               0
	Deferred tax benefit	               193,400	          11,426
	Total current assets	             2,567,171         	 47,619
Net Property and Equipment	        3,420,612               	0
Investments
	Investment in securities
available for sale	                  425,000               	0
	Total investments	                  425,000	               0
Other Assets
	Gift certificates	                    6,000	               0
	Organization expense               	 25,000	               0
	Loan fees	                          143,779	               0
	Accumulated amortization	           (96,929)              	0
	Total other assets                  	77,850               	0

TOTAL ASSETS	                     $	6,490,633	       $	47,619

See Notes to Consolidated Financial Statements


	TRIAD INDUSTRIES, INC.
	(Formerly Healthcare Resources Management, Inc.)
	Consolidated Balance Sheets
	As of December 31, 1999 and 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          1999	              1998

Current liabilities
	Accounts payable                     	$	19,933           	$	    0
	Loans payable		                         93,862	                	0
	Deferred revenue		                      77,158                		0
	Greentree lease			                       1,655	                	0
	Taxes payable			                        16,853	                	0
	Line of credit		                       	25,000		                0
	Security deposits	                    		39,865	                	0
	Notes payable on assets held for sale			918,966	               	0
	Trusts deeds and mortgages	          	2,782,500              			0
	Total current liabilities		           3,975,792	              		0
	TOTAL LIABILITIES	                   	3,975,792	              		0
Stockholders' equity
	Preferred stock $ 1.00 par value,
10,000,000 shares.		                    	850,000	               	0
	authorized 850,000 shares
issued and outstanding.
	Common stock $0.001
par value, 50,000,000			                   6,404	            	5,257
	shares authorized 6,403,418
and 5,256,716
	shares issued and
outstanding. For 1999 and 1998,
	respectively.
	Paid in capital		                      2,275,241	        		129,429
	Retained earnings	                     	(616,804)       			(87,067)
	Total Stockholders' equity	           	2,514,841	         		47,619
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                	$		6,490,633	        $ 	47,619

See Notes to Consolidated Financial Statements



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Consolidated Statements of Operations
For the twelve months ended December 31, 1999 and 1998
                                                 1999            1889
REVENUES
Consulting                                   $ 	494,723      		$	74,174
Rental income	                                  495,456	            		0
Sale of securities	                             177,952            			0
Sale of assets - net                          	(206,715)           			0
Feeincome	                                        1,210          	  		0
interest income                                  	1,169	            		0
Total revenues                                 	963,795       			74,174
OPERATING COSTS
Cost of securities sold	                        113,811            				0
Total operating costs	                          113,811	            			0
Operating income	                               949,994	        		74,174
ADMINISTRATIVE EXPENSES	                      1,738,032	        		72,146
Loss before other income & (expenses)         	(888,048)	        		2,028

OTHER INCOME & (EXPENSES)

 Other expenses	                                   (149)              	0
	Other income		                                  27,806              		0
	Mortgage refinancing		                         441,000	              	0
	Unrecognized loss on securities		             (303,746)	             	0
Total Other income & expenses	                 	164,911	             		0
NET INCOME (LOSS) BEFORE TAXES		               (723,137)		        	2,028
PROVISION FOR INCOME TAXES (BENEFIT)	         	(193,400)         			(304)
NET INCOME ( LOSS)	                          $	(529,737)     	$      724
BASIC EARNINGS (LOSS) PER SHARE	             $	(0.08)	        $		0.00

WEIGHTED AVERAGE EARNINGS (LOSS) PER SHARE	  $	(0.12)	        $ 	0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	                    	4,486,808			     3,546,641

See Notes to Consolidated Financial Statements



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Consolidated Schedules of Administrative Expenses
For the twelve months ended December 31, 1999 and 1998

                                  1999		        1998

ADMINISTRATIVE EXPENSES

Accounting	                      14,346	        195
Advertising	                        284         	94
Answering services                   	0        	873
Auto expenses	                    4,033          	0
Bad debt	                         5,637	          0
Bank charges                       	902	        184
Commissions	                     74,956          	0
Compensation expense	            29,376          	0
Consulting fee	                 179,886	     48,160
Delivery	                             0         	17
Depreciation & Amortization	    207,845          	0
Discount on Trust Deed	         104,634          	0
Dues & subscriptions	             1,760	          0
Elevator	                           900          	0
Employee bonus	                   1,000          	0
Entertainment                      	134          	0
Equipment rental                 	6,937          	0
Fees & services                      	0        	747
Filing fees                     	10,595          	0
Freight                          	2,669          	0
General insurance	               18,626          	0
Homeowners fees	                    600          	0
Interest expense	               378,036          	0
Janitorial                       	4,354          	0
Landscaping                      	1,043          	0
Lease commissions                	8,250          	0
Legal fees                      	14,960	        696
Management fees                	163,086          	0
Membership fees                     	60          	0
Miscellaneous	                    1,255	        272
Moving expenses	                      0        	100

See Notes to Consolidated Financial Statements



TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Consolidated Schedules of Administrative expenses -
For the twelve months ended December 31, 1999 and 1998

(CONT.)
                                       	    1999        		1998
	Office expenses		                         15,654           	35
	Office supplies		                              0       		1,405
	On-line services		                         2,250            	0
	Outside services	                        	56,488           		0
	Postage and delivery	                     	1,214	         	501
	Printing		                                   408          		31
	Professional fees	                       	56,441           		0
	Rent	                                    	27,855       		4,915
	Repairs & maintenance                   		20,884          		65
	Services	                                     	0         		588
	Salaries		                               158,285           		0
	Stock transfer fees		                     12,869           		0
	Supplies		                                 6,977	           	0
	Federal taxes	                              	793           		0
	Payroll taxes	                            	1,733           		0
	Property taxes                          		26,474	           	0
	Other taxes	                              	3,968           		0
	Telephone		                                8,813	       	1,702
	Tenant repairs                           		6,798	           	0
	Title fees		                               2,443	           	0
	Trash	                                    	3,961            	0
	Travel and lodging		                      17,426	      	11,566
	Utilities	                               	52,609           		0
	Warehouse expense	                        	4,615           		0
	Water                                   		12,690		           0
	Wire fees (brokerage)	                       	20	           	0
Total Administrative expenses	        $	1,738,032	     $	72,146

See Notes to Consolidated Financial Statements


TRIAD INDUSTRIES, INC
Consolidated Statement of Stockbolders' Equity
For the years ending December 31, 1999 and 1998


                                                   Additional
                 Preferred          Common          Paid In   Retained   Total
           Shares     Amount   Shares   Amount    Capital   Earnings

Balance as of
January 1,
1997		       -           -    9,302,000  $	9,302	 $103,194	$(88,791)	$	23,695

1 for 9 stock
split March 31,
1998         -           -			(8,245,461)		(8,245)   	8,245	     -        		0

Common shares
issued March 31,
1998			       -          -     2,200,000	 	2,200		     -        -    		2,200

Common shares
issued July 31,
1998	        -           -   		2,000,000			2,000   	18,000	     -    		20,000

Operating Income
December 31,
1998		       -           -          -         -       - 						1,724   		1,724

Balance,
December 31,
1998        -            -  			5,256,716			5,257	  129,429  	(87,067)		47,619

March 14,1999
1:10 reverse
stock
split	      -             - 		(4.731,048)	(4.731)   	4,731        -    			0

March 15, 1999
Purchase of
Gam & RB
Capital &
Equities	   -             -  		5,068,150 		5,068   	1,966,610	    - 	1,971,678

March 15, 1999
Purchase of
Miramar Road
Associates,
LLC       700,000     $	700,000		 -           -     		73,960      - 			773,960

Preferred Shares
issued September
1999	     150,000	      150,000   -           -           -					  -			150,000

Common Shares
issued December
1999	        -            -   		320,000		   	320    	71,625	     -  		71,945

Common Shares
issued December
1999	         -           -   		489,600		   	490    	28,886       -			29,376

Operating (loss)
as of December
1999           -            -      -          -          - (529,737)		(529,737)

Balance December 31,
1999	   850,000	  $850,000  	6,403,418 	$6,404  	$2,275,241	($616,804)$2,514,841

See Notes to Consolidated Financial Statement

TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Consolidated Statements of Cash Flows
For the twelve months ended December 31, 1999 and 1998

                                          1999	        1998

CASH FLOWS FROM OPERATING ACTIVITIES
	Income (LOSS)from operations         	$(529,737)     	$ 1,724
	(Increase) in note receivable	            -          	(10,906)
	Depreciation & Amortization expense     	207,845	         -
	(Increase) in accounts receivable	      (448,835)	      7,369
	(Increase) in deferred tax benefit	     (181,974)	        304
	(Increase) in impound account	            (4,062)         	-
	(Increase) in marketable securities	    (454,782)	         -
	(Increase) in stock subscription rec.	   (42,500)         	-
	(Increase) in loan payable	               93,862           -
	Increase in other accounts payable	      138,944           -
	(Increase) in other assets                (6,000)         	-
	Net Cash provided (used) by operating
activities                           	(1,227,239)       	(1,50)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in securities               	(425,000)          	-
Acquisition of investment property	   (4,901,878)          	-
Loan fees	                              (143,779)          	-
Net cash used by investing activities	(5,470,657)          	0

CASH FLOWS FROM FINANCING ACTIVITIES

Investment property mortgage's		         918,966	            -
Greentree lease	                          	1,655            	-
Trust deeds	                          	2,782,500            	-
Security deposits	                       	39,865            	-
Contribution capital		                 2,145,812        	2,200
Common stock	                             	1,147             -
Preferred stock	                        	850,000            	-
Net cash provided by financing
activities	                           	6,739,945	        2,200
Net increase (decrease) in cash	         	42,049	          691
Cash at beginning of year	                	1,187          	496
Cash at end of year	                   $	43,236       	$ 1,187
Supplemental cash flow disclosures
Cash paid during year for interest   	$	378,036        	$ 0

See Notes to Consolidated Financial Statements



		TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
	Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE1 ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was originally incorporated in New York as International Telescript in 1987 and traded under the symbol "TELC". The company ceased trading in 1988. In October 1997, the business base of Interstate Care Systems, a four-year-old Nevada healthcare management corporation, was acquired through a structured acquisition. The principles of Interstate assumed management control of the company, redomiciled in Nevada and changed the name to Healthcare Management Resources, Inc., to better reflect the nature of business. The company made the required filings and resumed trading on the OTC Bulletin Board as "HRCU. On the 15th of March 1999, the, company reversed split its outstanding stock and changed its name to Triad Industries, Inc. The company now trades under the symbol
 "TRDD" on the OTC Bulletin Board.

The company operates through its subsidiaries and is in the healthcare, financial services, and real estate business.

NOTE2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The company's financial statements are prepared using the accrual method of accounting. The company has elected a December 31, yearend.

b. Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




		TRIAD INDUSTRIES, INC. .
(Formerly Healthcare Resources Management, Inc.)
	Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Basis of Presentation and Considerations Related to Continued
Existence (going concern)

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The company's management intends to raise additional operating funds through operations and/or debt offerings.

e. Intangibles

Intangible assets consist of organization expenses and loan fees and are being amortized on a straight-fine basis.

f. Deferred Income

The company has various consulting contracts outstanding in which the company performs a set of various financial services. The company will recognize revenues when services on each contract are completed.

g. Issuance of Shares for Services - Stock Options

Valuation of shares for services is based on the fair market value of services.

h. Concentration of Credit Risk

The company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 1999 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate.




TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICLES (CONTINUED)

l Principles of Consolidation

The consolidated financial statements include the accounts of Triad Industries, Inc., the parent company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities, a Nevada corporation, GAM Properties, a California corporation; Triad Realty, a California corporation, and Miramar Associates, a California L.L.C. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

j. Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.
A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense ( benefit ) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 1999 the company has significant operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows

	Capital Losses               	$ (57,800)
	Valuation Allowance	             57,800
	Total	                                0

Net Operating Losses:
Income Tax Benefit	        			$ (193,400)

k. Accounts Receivable

The company has entered into various contracts, by which the company provides financial services.


TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE2. SUMMARY OF SIGNIFICANT ACCOUNING POLICIES (CONTINUED)

L Investments in Securities

Marketable securities at December 31, 1999 and 1998 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the company's securities are required to be reflected at fair market value.

m. Property

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from
27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.
The company owns a forty eight thousand square foot commercial building located at 6910-6920 A & B and 14 Miramar Road, San Diego, California.

Land	                 327,614
Buildings	          3,067,619
Computer	               1,000
Furniture              	7,224
Tenant Improvements	  153,738
                 	$ 3,557,195
Less Accumulated Depreciation	(178,357)

Net Property and Equipment			3,378,357

n. Property Held for Sale

Location            	Description	     	Cost	         Debt
2016-18 Balboa	       4 Units	     $ 420,000    	$ 307,908
2015-17 Hornblend
2135-39 Grand Ave    	Tri-plex	     	355,350	      233,955
4592 Brancroft	       7 Units	      	390,000      	264,099
3635 3rd. Ave.       	Condo	        	180,000	      113,004

Total	                            $1,345,350   	 $ 918,966




TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o. Long Term Debt - Miramar Building

First Trust Deed       2/2000	      $ 1,800,000
Second Trust Deed     10/1999	          380,000
Third Trust Deed       6/1999	          315,000
Forth Trust Deed       4/1999	          259,000
Fifth Trust Deed       6/2000	           28,500
                                   	$ 2,782,500

The office building collateralized the above loans. The loan agreements provide for monthly payments of interest with principle due at the above dates. Management has negotiated with the current lender a short-term extension of these maturity dates and is attempting to obtain long term financing. Management has discovered a loan of approximately $ 400,000 on the office building, which is related to the debt of a stockholder and former officer of the L.L.C. The company had a contingent liability for this debt

On September 20, 1999 the company acquired the remaining one-percent partner minority interest on the Miramar property and paid off $ 192,000 of the outstanding mortgage liability.

p. Investments in Securities Available for Sale

In 1995, the company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In June, 1998, the company earned 50,000 shares of preferred stock of American Health Systems, Inc. at $ 5.00 a share. In 1999, the company acquired 1,500,000 shares of Pro Glass at $ .10 a share.

                    	     				Number of 		Mkt. Price	  	Balance
                         					Shares		   	AT Year End	 	At Year End

Heritage National Corporation	250,000		     $ 0.10	    		$	25,000
American Health Systems, Inc. 	50,000			      5.00	    			250,000
Pro Glass, Inc.			         	1,500,000		       0.10	      	150,000

Total		                  			1,800,000              					$	425,000










TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q. Accounts Receivable

Accounts receivable consists of the following:

							December 31, 1999
Accounts receivable - Various	                		$	  21,323
Accounts receivable - Carrara				                      520
Accounts receivable - Gahi				                       1,450
Accounts receivable - Trans - Caribe			              2,687
Accounts receivable - Contracts				                118,360
Accounts receivable -Fortune Oil				                11,500
Accounts receivable - Fees				                      32,894
Accounts receivable - 3rd Ave.				                  15,083
Accounts receivable - Ashy				                       5,000
Accounts receivable - Todd Smith			                254,554
Accounts receivable - Trans- Caribe			               1,000

		Total	                                      		 $	463,841

The company expects to collect all retainages within one year.




TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE3. MARKETABLE SECURITIES

At December 31, 1999, the company held trading securities of the following companies:

                          Number of	   Mkt. Price	   Balance
                          Shares	      At Year End	  At Year End
Beach Brew	               625,000	        0.28	       17,500
Blue Gold	                125,000	        0.001	         125
Carrara	                  325,000	        0.00114       	370
Golden Panther	           150,000	        0.10	       15,000
Fortuneil	                 33,000	        0.18	        5,940
Golden Age	             1,283,949	        0.001	       1,283
Greenland	                  4,113        	0.56	        2,303
Healthcare Resources	      22,289        	0.001          	22
Littlemark	               453,333	        0.20	       90,666
Mezzanine Capital	        107,000	        1.25	       133,750
Nicholas Inv.	            364,583        	0.001          	364
Peacock Financial        	200,000        	0.68	       136,000
Pro Glass                	368,892        	0.06        	22,133
Spa International	        245,165        	0.02         	4,903
Superior Oil	             100,000         	0.06        	6,000
Thunderstore               	3,068	         0.06	          184
Total Entertainment	       55,000	        0.31	        17,050
Triad Industries           	2,000        	0.15	           300
Regan                      	5,000	         0.11	          550
Processing	                20,000	        0.01695	       339
Total		                                               $ 463,841




TRIAD INDUSTRIES, INC.
(Formerly Healthcare Resources Management, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 4. OPERATING LEASE

The company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 3,434 per month.

Rent expense was $ 27,855 in 1999 and $ 4,915 in 1998.

NOTE 5. STOCK

As of December 31,1998 there were 5,256,720 shares of common stock outstanding. On March 14, 1999 the company reversed split the 5,256,720 shares on a one for ten ( 1:10 ) basis leaving 525,672 shares outstanding. At the shareholders meeting held March 15, 1999 the stockholders approved the acquisition of RB Capital and Equities, Inc. a Nevada corporation and its subsidiaries for 5,068,150 shares of common stock and 700,000 shares of preferred stock. On September 30, 1999 there were 5,593,822 shares of common stock and 700,000 shares of preferred outstanding. In December 1999, the company issued 809,600 of common shares and 150,000 of additional preferred stock. On December 31, 1999 there were 6,403,422 shares of common stock and 580,000 shares of preferred stock outstanding.

NOTE 6. ACQUISITIONS

The acquisitions of RB Capital and Equities, Inc., a Nevada corporation, and its subsidiaries were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16
( APB No. 16 ) Business Combinations.

The operating results of the acquired entities are included in the company's consolidated financial statements from the date of acquisition.


Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

	The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

	The Company began operation in October 1997 as Healthcare Management Resources, Inc. The corporation was incorporated in Nevada on October
1997 as International Telescript, Inc., and was successor to C.P.S. Tele-Script, Inc., a New York Corporation, formed November 21, 1957.
 The filed an amendment to change their name to Telescript-CSP, Inc., on December 26, 1957 and changed their name again to Telescript
Industries, Inc. on April 26, 1984. On March 15, 1999, the Company acquired all of the capital stock of RB Capital and Equities, Inc, a Nevada corporation and its subsidaries. RB Capital was incorpoated in February 1987 as Combined Communication Corporaiton. The acquisition was in compliance with Section 308(a)(1)(B) of the Internal Revenue
Code of 1986, as amended. Based on the terms of the reverse merger, the shareholders of RB Capital owned 90% plus, of the consolidated Company.
At the meeting of shareholders held March 15, 1999 the shareholders approved an amendment to the Articles of Incorporaiton changing the issuers mane to Triad Industries, Inc.

	The Company's current capital was provided by rental income, fee increase and the sale of Company owned real estate, the sales of securities, mortgage financing and a bank line of credit. The Company generated sufficient cash from operations to pay its operating expenses.

	It is management's intent to acquire additional companies that fit its mix of financial services, real estate and healthcare services. Those acquisitions for stock, cash and debt will require additional capital. To that end the Board of Directors is preparing a private placement memorandum for the sale of securities to take place in the second and third quarter of 2000. Although there has not been any definitive agreement and there is no assurance that the sale of securities will be successful. The Company may also sell some of its real estate assets to provide necessary cash.

	Management for its present operations does not anticipate hiring additional employees until they warranted by income and is dependent on the Company having sufficient capital.

Results of Operations the First Three Month of 2000

	The Company had revenues of $279,521 for the first quarter with operating expenses of $ 375,596. These amounts represent a 3.6% increase and a 162% increase over first quarter 1999 figures.

	The increase in expenses were due to the following factors.
A significant increase in depreciation and amortization due to the real estate holdings the Company acquired in 1999. Also, due to the real estate holdings the Company had sizable interest expenditures due to the short term nature of the financing on the Company's commercial property holdings. The Company's management has arranged for long term financing on the commercial property. This would reduce interest expense and amortization in future periods.

Net Operating Loss

	The Company has accumulated approximately $690,694 of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operatingloss carryforwards, which can be used. A tax benefit has been recorded in the financial statelents for the year ended December 31, 1999 in the amount of $193,400 and for the three months period ending March 31, 2000 in the amount of $236,463.

Inflation

	In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

	Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following:
the ability of the Company to successfully meet its cash and working capital needs, the abilit of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

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

							TRIAD INDUSTRIES, INC.


Dated: May 29, 2000

							By:______________________
							     Gary DeGano
							      President, Director


							By:________________________
                   Michael Kelleher
							      Secretary, Treasurer and Director



11