Form 10-Q
period 2000-06-30
TRIAD INDUSTRIES INC
filed 2000-08-01
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter report ended June 30, 2000
                                       or

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

         Registrants telephone no., including area code (858) 618-1710


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

        Class                              Outstanding as of  June 30, 2000
Common Stock, $0.001                                 8,047,321

                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                Page

Item 1.       Consolidated Financial Statements                          3

              Consolidated Balance Sheets December 31, 1999
              And June 30, 2000                                          5-6

              Consolidated Statements of Operations three and six months
              Ended June 30, 2000 and 1999                               8-9

              Consolidated Statements of Cash Flows six months
              Ended June 30, 2000 and  1999                              10

              Consolidated Statements of Stockholders Equity             11


               Notes to Consolidated Financial Statements                12-19


Item 2.        Managements Discussion and Analysis and
               Result of Operations                                      19

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                         23

Item 2.        Changes in Security                                       23

Item 3.        Defaults Upon Senior Securities                           23

Item 4.        Submission of Matter to a Vote of
               Securities Holders                                        23

Item 5.        Other Information                                         23

Item 6.        Exhibits and Reports of Form 8-K                          23

               Signatures                                                23

                                     PART 1

Item 1.           Financial Statement

     The following unaudited Financial Statements for the period ended June 30, 2000 have been prepared by the Company.

                               ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


To the Board of Directors
Triad Industries, Inc.
(Formerly Healthcare Resources Management, Inc.)
RB Courtyard, Suite 232
16935 W. Bernardo Drive
San Diego, CA  92126

     We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (formerly Healthcare Resources Management, Inc.) as of June 30, 2000 and December 31, 1999 and the related statements of income, changes to stockholders equity, and cash flows for the six and three months ended June 30, 2000 and 1999, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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

     Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of selling and administrative expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.


ARMANDO C. IBARRA, C.P.A. - APC


July  25, 2000

 ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)



July 28, 2000
To the Board of Directors
Triad Industries, Inc.
(Formerly Healthcare Resources Management, Inc.)
RB Courtyard, Suite 232
16935 W. Bernardo Drive
San Diego, CA  92126


RE:  TRIAD INDUSTRIES, INC.

This is to confirm that we consent to the use of our June 30, 2000 review financial statements of Triad Industries, Inc., in your required SEC filings including the 10Q report.

Sincerly,

ARMANDO IBARRA, C.P.A.


                      350 E. Street, Chula Vista, CA 91910

                    Tel: (619) 422-1348 Fax: (619) 422-1465

                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999

                                       ASSETS
                                                         2000           1999
  Current assets
    Cash                                          $    75,050    $    43,236
     Accounts receivable                              441,167        463,841
    Accounts receivable - medical clinic            1,409,561              0
     Marketable securities                            648,415        454,782
     Impound account                                    1,959          4,062
     Assets held for sale                           1,165,350      1,345,350
     Deferred tax benefit                             229,546        193,400
      Total current assets                          3,971,048      2,504,671

 Net Property and Equipment                         3,396,008      3,420,612

Investments
    Investment in securities available for sale       425,000        425,000
      Total investments                               425,000        425,000
  Other Assets
     Security deposits                                    325              0
     Gift Certificates                                  6,000          6,000
     Organization expense                              25,000         25,000
     Loan fees                                        143,779        143,779
    Accumulated amortization                         (168,779)       (96,929)

      Total other assets                                6,325         77,850

                    TOTAL ASSETS                  $ 7,798,381    $ 6,428,133

                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                    2000                           1999
Current liabilities
Accounts payable                                    $    10,187    $    19,933
Loans payable                                           242,402         93,862
Deferred revenue                                         77,158         77,158
Greentree lease                                             767          1,655
Taxes payable                                             6,251         16,853
Line of credit                                           30,000         25,000
Security deposits                                        39,711         39,865
Notes payable on assets held for sale                   796,922        918,966
Trust deeds and mortgages                             2,782,500      2,782,500
Total current liabilities                             3,985,898      3,975,792
TOTAL LIABILITIES                                   $ 3,985,898    $ 3,975,792
Stockholders' equity
Preferred stock ($1.00  par value, 10,000,000 shares    850,000        850,000
authorized 850,000 shares issued and outstanding.)
Common stock ($0.001 par value, 50,000,000 shares         8,048          6,404
authorized 8,047,321 and 6,403,418 shares issued and
outstanding for June 2000 and December 1999, respectively)
Stock subscription receivable                           (62,500)       (62,500)
Paid in capital                                       3,733,224      2,275,241
Retained earnings (deficit)                            (716,289)      (616,804)
Total Stockholders' equity                            3,812,483      2,452,341
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 7,798,381    $ 6,428,133

                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                      Consolidated Statements of Operations
                 For the six months ended June 30, 2000 and 1999
             And for the three months ended June 30, 2000 and 1999
                            For the six months ended
                                         June 30, 2000      June 30, 1999

REVENUES
Consulting                              $   328,349    $   188,296
Rental income                               333,316        184,290
Utility Charges                               1,250              0
Sale of securities                           99,175        169,782
Marketable securities                             0              0
Fee Income                                       74            953
Total revenues                              762,164        543,321
OPERATING COSTS
Cost of good sold                            62,865         98,818
Cost of securities sold                           0              0
Cost of assets sold                         174,059      1,576,215
Total operating costs                       236,924      1,675,033
Operating income                            525,240     (1,131,711)
ADMINISTRATIVE EXPENSES                     620,321        573,588
Loss before other income & (expenses)       (95,081)    (1,705,299)
OTHER INCOME & (EXPENSES)
Sale of Assets                              173,000      1,369,500
Interest Income                                 661            339
Other Expense                                   (54)             0
Interest Expense                           (179,926)       (86,530)
Interest Mortgage                           (34,232)       (32,134)
Unrecognized Loss on Securities                   0              0
Unrecognized Gain/Loss                            0           (149)

                                          For the three months ended
                                        June 30, 2000     June 30, 1999

Total Other income & expenses               (40,550)     1,251,026
NET INCOME (LOSS) BEFORE TAXES             (135,631)      (454,274)
PROVISION FOR INCOME TAXES  (BENEFIT)       (36,146)      (154,453)
NET INCOME (LOSS)                       $   (99,485)   $  (299,821)
BASIC EARNINGS (LOSS) PER SHARE         $     (0.02)   $     (0.08)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 6,482,472      3,560,989
DILUTED EARNINGS (LOSS) PER SHARE       $     (0.01)   $     (0.07)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                 8,182,472      4,399,450


REVENUES
Consulting                              $   231,029    $    69,121
Rental income                               166,460        124,045
Utility Charges                                   0              0
Sale of securities                           99,175         80,408
Marketable securities                        (8,575)             0
Fee Income                                       54            953
Total revenues                              488,143        274,527
OPERATING COSTS
Cost of good sold                            62,865         37,680
Cost of securities sold                     (15,198)             0
Cost of assets sold                         174,059      1,576,215
Total operating costs                       221,726      1,613,895
Operating income                            266,417     (1,339,368)
ADMINISTRATIVE EXPENSES                     296,691        469,785
Loss before other income & (expenses)       (30,274)    (1,809,153)
OTHER INCOME & (EXPENSES)
Sale of Assets                              168,500      1,369,500
Interest Income                                 343            339
Other Expense                                     0              0
Interest Expense                            (89,610)       (47,763)
Interest Mortgage                           (18,289)       (32,134)
Unrecognized Loss on Securities                 (54)             0
Unrecognized Gain/Loss                      (33,933)          (149)

Total Other income & expenses                26,958      1,289,793
NET INCOME (LOSS) BEFORE TAXES               (3,316)      (519,360)
PROVISION FOR INCOME TAXES  (BENEFIT)          (497)      (176,582)
NET INCOME (LOSS)                       $    (2,819)   $  (342,778)
BASIC EARNINGS (LOSS) PER SHARE         $     (0.00)   $     (0.06)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 6,492,692      5,593,818
DILUTED EARNINGS (LOSS) PER SHARE       $     (0.00)   $     (0.05)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                 8,192,692      6,993,818

                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                Consolidated Schedules of Administrative Expenses
                 For the six months ended June 30, 2000 and 1999
              And for the three months ended June 30, 2000 and 1999
                                For the six months ended
                           June 30, 2000     June 30, 1999
     ADMINISTRATIVE EXPENSES
 Accounting                    $ 12,760   $   4,602
 Advertising                        273        (857)
 Appraisal fees                  14,397           0
 Auto expenses                    2,429         967
 Bad Debt                             0       5,637
 Bank charges                       529         508
 Commissions                        897      61,762
 Consulting fees                 20,735      33,500
Directors fees                   40,320           0
 Depreciation & Amortization    153,528      51,187
 Discount on Trust Deed               0     104,634
 Dues & subscriptions                 0          60
 Elevator                             0         360
 Entertainment                      199           0
 Equipment rental                 2,672       1,636
 Filing fees                     18,292       6,596
 Freight                          3,180       1,020
 Homeowners fees                    300         600
 Insurance                        9,147       5,903
 Janitorial                       6,656       1,454
 Landscaping                      1,070         503
 Lease commissions                  288           0
 Legal fees                       4,150       7,115
 Licenses & permits                 271           0
 Management fees                 46,950      71,460
 Membership fees                      0          60
 Miscellaneous                    2,426          90
 Office expenses                 24,055       6,058
 Outside services                18,757      30,218
 Postage and delivery               565         757

                                For the three months ended
                         June 30, 2000    June 30, 1999

 Accounting                    $ 4,500   $   2,967
 Advertising                       222      (1,209)
 Appraisal fees                  6,897           0
 Auto expenses                   1,318         967
 Bad Debt                            0       5,637
 Bank charges                      286         226
 Commissions                       897      60,801
 Consulting fees                 3,335      31,500
Directors fees                   4,320           0
 Depreciation & Amortization    75,328      30,096
 Discount on Trust Deed              0     104,634
 Dues & subscriptions                0          60
 Elevator                            0         360
 Entertainment                      75
 Equipment rental                1,284       1,047
 Filing fees                         0       6,595
 Freight                         1,806       1,020
 Homeowners fees                   150         600
 Insurance                       4,679       5,561
 Janitorial                      5,635         744
 Landscaping                       800         503
 Lease commissions                 288           0
 Legal fees                      3,750       5,815
 Licenses & permits                271           0
 Management fees                23,400      21,954
 Membership fees                     0          60
 Miscellaneous                     498          29
 Office expenses                22,648       5,228
 Outside services                6,145      17,524
 Postage and delivery              382         437

                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                Consolidated Schedules of Administrative expenses
                 For the six months ended June 30, 2000 and 1999
              And for the three months ended June 30, 2000 and 1999
    (CONT.)
                         2000

  Printing                             0        308
  Professional fees                4,494     51,300
  Rent                            21,997      6,869
  Repairs & maintenance           16,299     15,197
  Resident agent fees                 96          0
  Salaries                       114,381     37,408
  State filing fees                  115          0
  Stock transfer fees              5,336      2,398
  Supplies                           676      4,735
  Federal taxes                       36        793
  Payroll taxes                      127      1,332
  Property taxes                      76     26,474
  Other taxes                      2,848        838
  Telephone                        6,215      2,106
  Tenant repairs                   1,066          0
  Title fees                           0      2,443
  Trash                            3,260      1,658
  Travel and lodging              23,225      3,615
  Utilities                       26,418     13,627
 Warehouse expense                 3,615      1,565
  Water                            5,170      3,713
  Wire fees (brokerage)               25        215
   Operating expenses - other          0      1,164
Total Administrative expenses   $620,321   $573,588

                          1999

  Printing                             0         227
  Professional fees                4,494      51,300
  Rent                            10,818       6,109
  Repairs & maintenance           10,505      14,306
  Resident agent fees                 96           0
  Salaries                        62,241      37,408
  State filing fees                  115           0
  Stock transfer fees              2,330       2,353
  Supplies                           117       2,911
  Federal taxes                        0         793
  Payroll taxes                        0       1,332
  Property taxes                      76      26,474
  Other taxes                      2,103      (1,662)
  Telephone                        3,235      (1,712)
  Tenant repairs                       0           0
  Title fees                           0       2,443
  Trash                            1,784       1,429
  Travel and lodging              10,186       2,759
  Utilities                       15,747      13,627
 Warehouse expense                 1,605       1,565
  Water                            2,325       3,713
  Wire fees (brokerage)                0          90
   Operating expenses - other          0       1,164
Total Administrative expenses   $296,691   $ 469,785

                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                 Consolidated Statement of Stockholders' Equity
                     For the six months ending June 30, 2000
                               Preferred Preferred
                                            Shares           Stock
                                                             Amount

 Balance, January 1, 1998               $      0                0
 1:9 reverse stock split March 15, 1998        0                0
Common shares issued March 31, 1998            0                0
 Common shares issued July 31, 1998            0                0
 Operating Income December 31,1998             0                0
Balance, December 31, 1998                     0                0

March 14, 1999
 1:10 reverse stock split                      0                0
 March 15, 1999 - Purchase of
 Gam & RB Capital & Equities                   0                0
 March 15, 1999 - Purchase of
 Miramar Road Associates, LLC               700,000         700,000
 Preferred Stock issued September 1999      150,000         150,000
 Stock subscription receivable                  0               0
 Common Stock issued December 1999              0               0
 Common Stock issued December 1999              0               0
 Operating (loss) as of
 December 31, 1999                              0
 Balance, December 31, 1999                 850,000        850,000

Stock issued on Janurary 5, 2000
 to Directors @ .06 a share                     0               0
 Stock issued on June 30, 2000 for the
 Purchase of Northwest, LLC                     0               0
 Stock issued on June 30, 2000
 to Directors @ .50 a share                     0               0
 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ .50 a share                 0               0
 Operating (loss) as of
 June 30, 2000                                  0               0
 Balance, June 30, 2000                     850,000        850,000

                                               Common        Common
                                               Stock         Stock
                                                             Amount

 Balance, January 1, 1998                       9,301,877    $    9,302
 1:9 reverse stock split March 15, 1998         (8,245,461)      (8,245)5
 Common shares issued March 31, 1998             2,200,300        2,200
 Common shares issued July 31, 1998              2,000,000        2,000
 Operating Income December 31,1998                   0               0
Balance, December 31, 1998                       5,256,716           0

 March 14, 1999
 1:10 reverse stock split                       (4,731,048)      (4,731)
 March 15, 1999 - Purchase of
 Gam & RB Capital & Equities                     5,068,150        5,068
 March 15, 1999 - Purchase of
 Miramar Road Associates, LLC                        0               0
 Preferred Stock issued September 19999              0               0
 Stock subscription receivable                       0               0
 Common Stock issued December 1999                 320,000          320
 Common Stock issued December 1999                 489,600          490
 Operating (loss) as of
 December 31, 1999                               (529,737)
 Balance, December 31, 1999                   $ 6,403,418         6,404

Stock issued on Janurary 5, 2000
 to Directors @ .06 a share                        72,000            72
 Stock issued on June 30, 2000 for the
 Purchase of Northwest, LLC                     1,463,320         1,463
 Stock issued on June 30, 2000
 to Directors @ .50 a share                        72,000            72
 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ .50 a share                    36,583            37
 Operating (loss) as of
 June 30, 2000                                       0               0
 Balance, June 30, 2000                         8,047,321       8,048

                                                Additional      Stock
                                                Paid -in        Subscription
                                                Capital         Receivable

 Balance, January 1, 1998                     $   103,184            0
 1:9 reverse stock split March 15, 1998           8,245              0
Common shres issued March 31, 1998                 0                 0
Common shares issued July 31, 1998               18,000           (20,000)
Operating income Decemember 31, 1998               0                 0
Balance, December 31, 1998                      129,429           (20,000)

 March 14, 1999
 1:10 reverse stock split                        4,731                0
 March 15, 1999 - Purchase of
 Gam & RB Capital & Equities                     1,966,610         (62,500)
 March 15, 1999 - Purchase of
 Miramar Road Associates, LLC                     773,960             0
 Common Stock issued December 1999                 71,945             0
 Common Stock issued December 1999                 28,886             0
 Operating (loss) as of                              0                0
 Balance, December 31, 1999                     2,275,241          (62,500)

Stock issued on Janurary 5, 2000
 to Directors @ .06 a share                         4,248             0
 Stock issued on June 30, 2000 for the
 Purchase of Northwest, LLC                     1,399,555             0
 Stock issued on June 30, 2000
 to Directors @ .50 a share                        35,925             0
 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ .50 a share                    18,255             0
 Operating (loss) as of
 Balance, June 30, 2000                         3,733,224          (62,500)

                                                Retained
                                                Earnings        Total


 Balance, January 1, 1998                       (88,791)       23,695
1:9 reverse stock split arch 15, 1998               0             0
Common shares issued March 31, 1998                 0             0
Common shares issued July 31, 1998                  0             0
Operating income December 31, 1998                1,724         1,724
Balance, December 31, 1998                      (87,067)       27,6193


March 14, 1999
1:10 reverse stock split                            0              0
March 15, 1999 - purchase of
GAM and RB Capital & Equities                       0          1,909,178
March 15, 1999 - purchase of
Miramar Road Associates, LLC                        0            773,960
Prefered stock issued September 1999                0            150,000
Stock subscription receivable                       0             20,000
Common stock issued December 1999                   0             71,945
Common stock issued December 1999                   0             29,376
Operating (loss) as of
December 31, 1999                               (529,737)       (529,737)
Balance, December 31, 1999                      (616,804)      2,452,341

Stock issued on January 5, 2000
to directors  .06 a share                           0              4,320
Stock issued on June 30, 2000
Purchase of Northwest, LLC                          0          1,401,018
Stock issued on June 30, 2000
to directors @ .50 a share                          0             35,997
Stock issued on June 30, 2000 to Donner
Investment Corp. @ .50 a share                      0             18,292
Operating (loss) as of
June 30, 2000                                   (99,485)        (99,485)
Balance, June 30, 2000                         (716,289)      3,812,483

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS


     The company was originally incorporated in New York as International Telescript in 1987 and traded under the symbol TELC. The company ceased trading in 1988. In October 1997, the business base of Interstate Care Systems, a four-year-old Nevada healthcare management corporation, was acquired through a structured acquisition, which was a reverse merger. The principles of Interstate assumed management control of the company, redomiciled in Nevada and changed the name to Healthcare Management Resources, Inc., to better reflect the nature of the business. The company made the required filings and resumed trading on the OTC Bulletin Board as HRCL. On the 15th of March 1999, the company did a reverse merger and a 1:9 reverse split of its outstanding stock and changed its name to Triad Industries, Inc. The company now trades under the symbol TRDD on the OTC Bulletin Board.

     The company operates through its subsidiaries and is in the healthcare, financial services, and real estate business.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a.   Accounting Method

     The companys financial statements are prepared using the accrual method of accounting. The company has elected a December 31, year end.

b.        Basis of Consolidation

     The consolidated financial statements include the accounts of Triad Industries, Inc., the parent company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities Inc, a Nevada corporation, GAM Properties Inc., a California corporation, Miramar Road Associates Inc., a California LLC., and Northwest Medical Clinic, Inc., a Georgia corporation. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

c.   Cash Equivalents

     The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.   Estimates and Adjustments

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

e. Basis of Presentation and Considerations Related to Continued Existence (going concern)

     The companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The companys management intends to raise additional operating funds through operations and/or debt offerings.

f.   Intangibles

     Intangible assets consist of organization expenses and loan fees and are being amortized on a straight-line basis.

g.   Concentration of Credit  Risk

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

h.        Revenue Recognition and Deferred Revenue

     Revenue includes the following: Miramar Road Associates, Inc. revenue consists of commercial rental income. Gam Properties Inc. revenue consists of residential rental income and assets held for sale. RB Capital & Equity Inc. revenue consists of consulting income and the sale of securities (at fair market value). Northwest Medical Clinic, Inc. is in the medical field specializing in personal injury and somnoplasty. The accrual method of accounting is used where as revenues are recognized when earned and expenses are recognized when incurred.

     RB Capital & Equity Inc. has various consulting contracts outstanding in which the company performs a set of various financial services. The company will recognize revenues when services on each contract are completed. Therefore, RB Capital & Equities Inc. records deferred revenue.

i.   Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


     At June 30, 2000 the Company has significant operating and capital losses carryfoward. The benefits resulting for the purposes is as follows:

              Net Operating Losses :
              Income Tax Benefit                       $ ( 229,546 )

j.   Accounts Receivable

     The company has entered into various contracts, by which the company provides financial services.

k.   Investments in Securities

     Marketable securities at June 30, 2000 and December 31, 1999 classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the companys securities are required to be reflected at fair market value.

l.   Property Held for Sale

         All of the Companys properties held for sale are on a thirty-year mortgage.


Location           Description     Interest Rate          Cost         Debt
016-18 Balboa      4 Units            7.817                $420,000 $ 307,908
2015-17 Hornblend
2135-39 Grand Ave  Tri-plex           7.66                  355,350    233,955
4592 Brancroft     7 Units            7.50                  390,000    264,099

                 Total                                   $1,165,350  $  805,962

     Gam Properties, Inc. sold a property during the first six months of June 2000. On April 30, 2000 3rd Ave. Condo sold for $ 173,000.

m.   Property

     Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment. The company owns a fifty-one thousand square foot commercial building located at 6920-6910 A & B and 6914 Miramar Road, San Diego, California.



Land ........................   $  327,614
     Property & equipment ...       34,070
Buildings ...................    3,075,159
Computer ....................        4,764
Furniture ...................       12,223
Tenant Improvements .........      155,003
                                $3,608,833

Less Accumulated Depreciation   ( 212,825 )

Net Property and Equipment ..   $3,396,008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED

n.   Short Term Debt  Miramar Building


                                     Interest Rate

First Trust Deed 2/2000 ............     13%            $1,800,000
Second Trust Deed 10/1999 ..........     12%               380,000
Third Trust Deed 6/1999 ............     13%               315,000
Forth Trust Deed 4/1999 ............     14%               259,000
Fifth Trust Deed.6/2000                  14%                28,500
                                                        $2,782,500


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


o.   Investments in Securities Available for Sale

     In 1995, the company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In June , 1998, the company earned 50,000 shares of preferred stock of American Health Systems, Inc. at $ 5.00 a share. In 1999, the company acquired 1.5 million shares of Pro Glass at $ .10 a share.

                                   Number of          Mkt. Price       Balance
                                   Shares            At Year End    At Year End


Heritage National Corporation ..    250,000   $              0.10      $25,000
American Health Systems, Inc.        50,000                  5.00      250,000
Pro Glass, Inc.                   1,500,000                  0.10      150,000

Total                             1,775,000                          $ 425,000

p.  Accounts Receivable

     Accounts receivable consist of the following:
                                                             Jun 30, 2000

Accounts receivable  Various                                 $ 18,743
Accounts receivable  Carrera                                      520
Accounts receivable  Gahi                                       1,450
Accounts receivable  Trans-Caribe                               3,687
  Accounts receivable Contracts                               118,630
Accounts receivable  Fortune Oil                               11,500
Accounts receivable  Bellissima                                11,000
Accounts receivable  3rd. Avenue                               15,083
Accounts receivable  Ashy                                       5,000
Accounts receivable Todd Smith                               254,554
Accounts receivable  Trans-Caribe                               1,000

                                      Total                  $441,167

     The company expects to collect all accounts receivable within one year.

     Due to the nature of business that Northwest Medical Clinic Inc. conducts a reserve for bad debts must be in place to properly state the accounts receivable as of June 30, 2000.
Accounts receivable     $ 2,876,509
Reserve for bad debts    (1,469,948)

                        $ 1,406,561


NOTE  3.  OPERATING LEASE

     The company operates its facilities under an operating lease agreement with an unrelated party.
         Rent expense was  $ 21,997 as of June 30, 2000.

NOTE 4.  STOCK

     As of January 1, 1998 there were 9,301,877 shares of common stock outstanding. On March 15, 1998 the Company reversed split the 9,301,877 shares on a one for tem (1:9) leaving 1,056,416 shares outstanding. On March 31, 1998 the Company issued 2,200,300 shares of stock for $2,200 cash. On July 1, 1998 the Company issued 2,000,000 shares for a stock subscription receivable of $20,0000. As of December 31, 1998 there were 5,256,716 shares of common stock outstanding. As of January 1, 1999 there were 5,256,720 shares of common stock outstanding. On March 14, 1999 the company reversed split the 5,256,720 shares on a one for ten ( 1:10 ) leaving 525,672 shares outstanding. At the shareholders meeting held March 15, 1999 the stockholders approved the acquisition of RB Capital and Equities, Inc. a Nevada corporation and its subsidiaries for 5,068,150 shares of common stock and 700,000 shares of preferred stock. In September the Company issued 150,000 shares of preferred stock in exchange for 1.5 million shares of Pro Glass Technologies, Inc. common stock. On September 30, 1999 there were 5,593,822 shares of common stock and 850,000 shares of preferred stock outstanding. In December 1999, the company issued 489,000 shares of common stock to management and key employees for services rendered. In December 1999 the Company issued 320,000 shares of common stock for cash in the amount of 71,945. On December 31, 1999 there were 6,403,418 shares of common stock and 850,000 shares of preferred stock outstanding.

     On January 5, 2000 the Company issued 72,000 share of common stock to directors of Triad Industries, Inc. for services rendered. On June 30, 2000 the Company issued 1,463,320 shares of common stock for the purchase of Northwest Medical Clinic, Inc. On June 30, 2000 the Company issued 72,000 to directors of Triad Industries, Inc. for services rendered. On June 30, 2000 the
Company issued 36,583 shares of common stock for services rendered in the acquisition of Northwest Medical Clinic, Inc.

NOTE 5.  STOCKHOLDERS EQUITY

     The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2000.

     A Preferred Stock, nonvoting, 1.00 par value; authorized 10,000 shares; issued and outstanding 850,000 shares.

     Common  stock,  $  0.001  par  value;   authorized  50,000,000  issued  and
outstanding 8,047,321 and 6,403,418 shares for June 30, 2000 and December 31, 1999 respectively.

     The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of June 30, 2000.

NOTE 6.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee directors of the Company. The valuation of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations.

     A total of 633,600 shares at were outstanding to management and key employees for services rendered as of June 30, 2000.

NOTE 7.  ACQUISITIONS

     Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. Triad Industries, Inc. will acquire 100% of the equity interest of Northwest Medical Clinic, Inc. in return for voting common stock, and that Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 1,463,302 shares of common stock on June 30, 2000 for the purchase of Northwest Medical Clinic, Inc. The acquistion was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 ( APB No. 16).

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

     Triad Industries, Inc., (the Company) was incorporated under the laws of the State of Nevada, on October 3, 1997. The Company was originally known as Telescript Industries, Inc., a New York company incorporated in 1957. Telescript Industries, Inc., was founded for the purpose of marketing, television, and broadcasting equipment and services. Telescript Industries, Inc., became a public company as a result of a Regulation A underwriting in April 1961. The Company closed operations in late 1964. The Company was then reactivated on May 31, 1984. The Company then did a one for ten share reversal that became effective October 15, 1987. On October 15, 1997 the Company completed a change of state domicile merger to the State of Nevada. As of the change of state domicile merger the Companys name became International Telescript Industries, Inc. The Company then acquired all the outstanding shares of Interstate Care Systems, Inc., for 3,734,500 shares of its common stock. In conjunction with that transaction, the Company, changed its name to Healthcare Resource Management, Inc. Healthcare Resource Management, Inc., was in the business of managing medical providers, facilities, and practices. Healthcare Resource Management, Inc., revenues were derived from consulting income. As a management company, Healthcare Resource Management, Inc., was not subject to any licensing restriction. On March 15, 1998, the Company completed a one for nine reverse split. As of December 31, 1998 there were 5,256,716 shares of common stock outstanding.

     On March 15, 1999 at a Special Meeting of Shareholders, the Company (1) reversed its outstanding common stock from 5,256,716 on a one for ten basis to 526,672 shares outstanding and (2) approved an Agreement and Plan of Reorganization whereby the Company acquired 100% of the capital stock of RB Capital and Equities, Inc., a Nevada Corporation, and its subsidiary Gam Properties, Inc., in exchange for 5,068,150 shares of common stock. As a result of the reverse merger acquisition, RB Capital and Equities, Inc., is the predecessor of Triad Industries, Inc. The Company also agreed to issue 700,000 shares of $1.00 preferred stock for a 99% interest in Miramar Road Associates, LLC., and (3) approved an Amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc. Triad Industries, Inc., is a holding Company with no operations. As of December 31, 1999 there were 6,403,418 shares of common stock and 850,000 shares of preferred stock outstanding.

     On June 30, 2000 the Company acquired 100% of the assets subject to liabilities of Northwest Medical Clinic, Inc., Amerimed of Georgia, Inc., and Florimed of Tampa, Inc., in exchange for 1,463,302 shares of common stock.

     As of June 30, 2000 there were 8,047,321 shares of common stock outstanding and 850,000 shares of preferred stock outstanding.

         The Company owns six subsidiaries:
     1- RB Capital and Equities, Inc., a Nevada corporation, is a financial service corporation that operates a merger and acquisition consulting business. The company does corporate filings and capital reorganization business for small emerging private and public client corporations. 100% owned.
     2- Miramar Road Associates, LLC., a California Limited Liability Company, owns and operates a 51,000 square foot commercial building located at 6920 Miramar Rd., Suite 102 San Diego, CA 92121. 100% owned.

     3- Gam Properties, Inc., a California corporation, owns and rents apartments: Seven units located at 4592 Bancroft, San Diego, CA 92117. Four units located at 2016-18 and 2015-17 Hornblend and Balboa, San Diego, CA 92109. Three units located at 3635 3rd Ave, San Diego, CA 92103.100% owned.

     4- HRM, Inc., a newly formed Nevada corporation, was capitalized with the Healthcare Resource Management assets after the Triad transaction. The company is presently inactive in the healthcare industry. 100% owned.

     5- Triad Reality, a newly formed California corporation, is not yet operating as a consolidating real estate company. 100% owned.

     6- Northwest Medical Clinic, Inc., a Georgia medical operation. 100% owned. RB Capital & Equities, Inc. 100% owned

     The services that are provided by the Company are for client companies. The Company prepares forms such as S-1, S-4, and S-18 Registration Statements, 15c2-11, Private Placement Regulation D 504, 505, 506, and other reports such as 12q, 10SB, 10K, 10KSB, 12G, 8K, Standard and Poors filings, Blue Sky listings, Annual Reports, NASDAQ filings, and National Quotation Bureau listing forms. In addition RB Capital and Equities, Inc., prepares Plans of Reorganizations re 368(a)(1)(a)(b) and (c) and change of domicile forms. The Company also prepares and files Articles of Incorporation, Officer and Director filings, federal and state annual reports, business plans, and does general accounting. The Company arranges auditing and legal services for clients, these services are preformed by outside firms. Shareholders communications, including assistance with shareholder letters, corporate profile newsletter and press releases. The main function is consulting in business merger and acquisitions.

     Miramar Road Associates,LLC. 100% owned as of September 20, 1999

     Miramar Road Associates, LLC., owns, and operates a 51,000 square foot commercial center located at 6920 Miramar Rd., San Diego, CA 92121. The building is over 100% occupied. This includes leasing the roof space for local cellular communications companies. There are 47 tenants who occupy the building. There are 5 material leases that occupy 23,515 square feet or 46% of the building and contribute 47% of the rental income per month. Rental revenues for the last ten months of the fiscal year for the commercial center were $383,251.

     Gam Properties, Inc. 100% owned. Owns and rents on a month to month basis four apartment properties of 15 units, all located in San Diego, Ca. 4592 Bancroft
                  2016-18 Balboa
                  2015-17 Hornblend
                  3635 3rd Ave.
                  2135-39 Grand Ave.

     Gam Properties, Inc., is currently experiencing a 100% occupancy rates. There are 15 tenants who occupy the properties. Gam does not have any material leases. Rental revenues, for the last ten months of fiscal year 1999, for the properties were $ 112,205.



     HRM, Inc. The Company is currently analyzing the healthcare industry. The Company is looking to find a new cutting edge healthcare industry to enter, or to acquire existing healthcare management facilities. As of yet, the Company has not decided on a specific trade or acquisition in the healthcare industry.

     Triad Realty, Inc. The Company is not yet operating as a consolidated real estate company. The Company will make Gam Properties, Inc., and Miramar Road Associates, LLC., subsidiary operations to consolidate the Companys real estate holdings. Also, all new real estate holdings will be acquired as a subsidiary of Triad Realty.

     Northwest Medical Clinic, Inc. On June, 30, 2000 the Company completed the acquisition of assets subject to liabilities of Northwest Medical Clinic, Inc., a Georgia corporation and the assets of Amerimed of Georgia, a Georgia corporation, and Florimed of Tampa, a Florida corporation in exchange for common stock. The companies commenced operations July 1, 2000 as a wholly owned healthcare subsidiary. 1,463,000 shares of common stock were issued for net assets of $1,463,000.

     The consolidated companies employs sixteen persons. Management does not anticipate hiring additional employees until warranted by revenues. The Companys directors will perform most of the duties a of the duties associated with Triad Industries, Inc. If adequate revenues are realized, the Company will consider additional employees.

Results of Operations the First Six Months of 2000

     In the first six months the operating subsidiaries generated $762,164 in gross revenues:
RB Capital & equities, Inc.     $427,524
Miramar Road Associates, LLC     276,380
Gam Properties, Inc.              58,260
Sale of Real Estate              (1,059)

     For the second quarter and the first six months of 2000 the consolidated Company showed gross revenues of $ 488,143 and $ 762,164 respectively represented a 40% and 77% increase over 1999. Operating expenses of 296,691 for the second quarter of 2000 decreased 37% over a like period in 1999. Operating expenses for the six month period of $469,785 representing a 80% increase over 1999. Gross revenues will increase in the balance of 2000 when revenues will be achieved from the Northwest Medical Clinic, Inc., acquisition.

Net Operating Loss

     The Company has accumulated approximately $ 716,289 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used. A tax benefit has been recorded in the financial statements for the year ended December 31, 1999 in the amount of $ 193,450 and for the three months period ending June 30, 2000 in the amount of $ 229,546.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

                                     Part II

Item 1.           Legal Proceedings

     There are presently no other material pending legal proceedings to which the Company of any of its subsidiaries is a party on to which any of its properties are subject and, to the best of the Companys knowledge, no such actions against the Company are contemplated or threatened.

Item 2.           Changes in Securities

     On June 15, 2000 the Company issued 72,000 shares of common stock to its directors (6 at 12,000 each) in exchange for services.

     On June 30, 2000 one million four hundred sixty three thousand three hundred and seven shares of common stock were issued to 12 companies and individuals as consideration of the purchase of the assets of Northwest Medical Clinic, inc., Florimed of Tampa, Inc., and Amerimed of Georgia, Inc.

     All of the shares issued in the forementioned transaction bear restrictive legends.

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to be a Vote of Security Holders

         None.

Item 5.           Other Information

         This item is not applicable to the Company.

Item 6.           Exhibits and Reports on 8-K

a.       Exhibit 27 Financial Data Schedule
b.       Reports on Form 8-K
                  * Report on Form 8-K was filed on June 30, 2000  regarding the purchase of Northwest Medical Clinic, Inc., Florimed
                  of Tampa, Inc., and Amerimed of Georgia, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         TRIAD INDUSTRIES, INC.


Dated: July 31, 2000

                                                         By:/S/Gary DeGano
                                                         Gary DeGano
                                                         President, Director


                                                         By:/S/ Michael Kelleher
                                                         Michael Kelleher
                                                         Secretary, Treasurer
                                                         and Director