Form 10-Q
period 2000-10-30
TRIAD INDUSTRIES INC
filed 2000-11-08
CIK 1092105

2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2000
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

    Class                              Outstanding as of  September 30, 2000
Common Stock, $0.001                                8,170,321







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                    Page

Item 1.                    Consolidated Financial Statements                 3

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                         4

                           Consolidated Balance Sheets  December 31, 1999
                              And September 30, 2000                       6-7

                           Consolidated Statements of Operations  three and
                              nine months Ended September 30, 2000 and 1999  8

                           Consolidated Statement of Administration Expenses
                              three and nine Months ended September 30, 2000
                              and 1999                                    9-10

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2000 and  1999          11

                           Consolidated Statements of Stockholders Equity   12


                           Notes to Consolidated Financial Statements    13-21




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                26

Item 2.                    Changes in Security                              26

Item 3.                    Defaults Upon Senior Securities                  26

Item 4.                    Submission of Matter to a Vote of                26
                               Securities Holders

Item 5.                    Other Information                                26

Item 6.                    Exhibits and Reports of Form 8-K                 26

                           Signatures                                      S-1










                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of September 30, 2000, and the related audited balance sheet of the Company as of December 31, 1999, the unaudited statement of operations and cash flows for the three months ended
September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 and the unaudited statements of stockholders equity for the period from January 1, 1998 through September 30, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.







                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Ability of the Company to Continue

     The Company has a net operating loss carry forward of $721,221 since inceptions through September 30, 2000. The Company has sufficient working capital to continue its operations with current assets of $3,907,000. The Company is in escrow, financing one of its major properties on a long term basis. The net effect of the financing will balance its working capital ratio to a 3.9 to 1 ratio.

Liquidity and Capital Resources

     As of September 30, 2000 the Company has $3,907,000 in total current assets and equity of $3,704,291 with which to pay its obligations.

Results of Operations

     For the three months ended September 30, 2000 the Company has a net income of $1,159. The Company also has a comprehensive loss of $150,000 and a net comprehensive loss of $148,841 for the three month period ended September 30, 2000. This loss include $41,010 in depreciation and amortization.

        FOr the nine months ending September 30, 2000 the Copany has a net loss of $104,417. The Company also had a comprehensive loss of $150,000 and a net operating loss of $254,417 for the nine month period ended September 30, 2000. The loss includes $194,538 in depreciation and amortization.

        The Company had revenues of $1,520,000 for the nine months ended September 30, 2000 compared with$2,158,692 for the same period last year. The Company had revenues of $584,996 for the three months ended September 30, 2000 compared to $245,824 for the same period last year.

Subsequent Events

         The Company has no subsequent events to report during this period.

Sale of Common Capital Stock

     During the third quarter of 2000, the Company issued 123,000 shares of common stock at $.38 per share in payment for services.

     See Part 2, Item 2.





                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)

Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants

To the Board of Directors
Triad Industries, Inc.
(Formerly Healthcare Resources Management, Inc.)
RB Courtyard, Suite 232
16935 W. Bernardo Drive
San Diego, CA  92126

     We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (formerly Healthcare Resources Management, Inc.) as of
September 30, 2000 and December 31, 1999 and the related statements of operations, changes to stockholders equity, and cash flows for the nine and three months ended September 30, 2000 and 1999, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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

ARMANDO C. IBARRA, C.P.A. - APC

October  27, 2000

                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999

                                     ASSETS
                                                     2000              1999
         Current assets
    Cash                                         $    69,432    $   43,236

    Accounts receivable                              426,801       463,841

    Accounts receivable - medical clinic           1,471,044          -

   Marketable securities                             539,715       454,782

   Impound account                                     1,959         4,062

   Assets held for sale                            1,165,350      1,345,350

   Deferred tax benefit                              232,699       193,400

      Total current assets                         3,907,000      2,504,671

 Net Property and Equipment                        3,359,235      3,420,612
Investments
   Investment in securities available for sale       425,000        425,000

     Total investments                               425,000        425,000
 Other Assets
    Gift Certificates                                  6,000          6,000

   Organization expense                               25,000         25,000

   Loan fees                                         143,779        143,779

   Accumulated amortization                         (168,779)       (96,929)

   Total other assets                                  6,000         77,850
TOTAL ASSETS                                     $ 7,697,235    $ 6,428,133







                         TRIAD INDUSTRIES, INC.
            (Formerly Healthcare Resources Management, Inc.)
                      Consolidated Balance Sheets
           As of September 30, 2000 and December 31, 1999


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       2000            1999
 Current liabilities
    Accounts payable                          $       50,021   $     19,933
    Loans payable                                    241,636         93,862
    Deferred revenue                                  77,158         77,158
   Greentree lease                                       402          1,655
   Taxes payable                                       6,251         16,853
   Line of credit                                     29,644         25,000
   Security deposits                                  39,991         39,865
   Notes payable on assets held for sale             765,341        918,966
   Trust deeds and mortgages                       2,782,500      2,782,500
   Total current liabilities                       3,992,944      3,975,792

       TOTAL LIABILITIES                         $ 3,992,944    $ 3,975,792


Stockholders' equity
Preferred stock ($1.00  par value, 10,000,000 shares
authorized 850,000 shares issued and outstanding.)   850,000        850,000

Common stock ($0.001 par value, 50,000,000 shares      8,171          6,404
authorized 8,170,321 and 6,403,418 shares issued and outstanding for September 2000 and December 1999, respectively)


Stock subscription receivable                        (62,500)       (62,500)
Paid in capital                                    3,779,841      2,275,241
Retained earnings (deficit)                         (721,221)      (616,804)
Accumulated comprehensive loss                      (150,000)           -

Total Stockholders' equity                         3,704,291      2,452,341

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 7,697,235      6,428,133






             TRIAD INDUSTRIES, INC.
        (Formerly Healthcare Resources Management, Inc.)
   Consolidated Statements of Operations
   For the Nine Months Ended September 30, 2000 and 1999
  And for the Three Months Ended September 30, 2000 and 1999


                                                 For the Nine Months Ended
                                           Sept. 30, 2000     Sept. 30, 1999

    REVENUES
      Consulting                            $   727,084    $   268,346
     Rental income                              519,414        346,522
   Utility Charges                                1,373              0
  Sale of securities                             99,175        171,617
   Sale of assets                               173,000      1,369,500
 Fee Income                                         114          2,710
  Total revenues                              1,520,160      2,158,695

    OPERATING COSTS
     Cost of assets sold                        174,059      1,576,215
   Cost of securities sold                       62,865        109,018
   Total operating costs                        236,924      1,685,233

   Operating income                           1,283,236        473,462

   ADMINISTRATIVE EXPENSES                    1,168,754        956,878
 Loss before other income & (expenses)          114,482       (483,416)

OTHER INCOME & (EXPENSES)
      Interest Income                               874            674
     Mortgage Refinancing                             0        441,000
      Other Expense                                 (54)             0
      Interest Expense                         (259,018)      (258,720)

Total other income & expenses                  (258,198)       182,954

   NET INCOME (LOSS) BEFORE TAXES              (143,716)      (300,462)

  PROVISION FOR INCOME TAXES  (BENEFIT)         (39,299)             0

   NET INCOME (LOSS)                        $  (104,417)   $  (300,462)

 OTHER COMPREHENSIVE (LOSS)
  Loss on valuation of available for sale      (150,000)             0
    securities

   Total other comprehensive loss              (150,000)             0

   NET COMPREHENSIVE INCOME (LOSS)          $  (254,417)   $  (300,462)

   BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)   $     (0.07)

  WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   7,021,363      4,225,048

   DILUTED EARNINGS (LOSS) PER SHARE        $     (0.01)   $     (0.06)

 WEIGHTED AVERAGE OF DILUTED
   COMMON SHARES OUTSTANDING                  8,721,363      4,225,048



                                                   For the Three Months Ended
                                           Sept. 30, 2000     Sept. 30, 1999

    REVENUES
      Consulting                            $   398,735    $    80,050
     Rental income                              186,098        162,232
   Utility Charges                                  123              0
  Sale of securities                                  0          1,835
   Sale of assets                                     0              0
 Fee Income                                          40          1,757
  Total revenues                                584,996        245,874

    OPERATING COSTS
     Cost of assets sold                              0              0
   Cost of securities sold                            0         10,200
   Total operating costs                              0         10,200

   Operating income                             584,996        235,673

   ADMINISTRATIVE EXPENSES                      548,435        383,141
 Loss before other income & (expenses)           36,561       (147,468)

OTHER INCOME & (EXPENSES)
      Interest Income                               213            335
     Mortgage Refinancing                             0        441,000
      Other Expense                                   0              0
      Interest Expense                          (44,860)      (140,056)

Total other income & expenses                   (44,647)       301,279

   NET INCOME (LOSS) BEFORE TAXES                (8,086)       153,812

  PROVISION FOR INCOME TAXES  (BENEFIT)          (9,245)             0

   NET INCOME (LOSS)                        $     1,159    $   153,812

 OTHER COMPREHENSIVE (LOSS)
  Loss on valuation of available for sale      (150,000)             0
    securities

   Total other comprehensive loss              (150,000)             0

   NET COMPREHENSIVE INCOME (LOSS)          $  (148,841)   $   153,812

   BASIC EARNINGS (LOSS) PER SHARE          $      0.00    $      0.03

  WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   8,087,430      5,593,818

   DILUTED EARNINGS (LOSS) PER SHARE        $      0.00    $      0.02

 WEIGHTED AVERAGE OF DILUTED
   COMMON SHARES OUTSTANDING                  9,787,430      7,293,818










             TRIAD INDUSTRIES, INC.
                    (Formerly Healthcare Resources Management, Inc.) Consolidated Schedules of Administrative Expenses
                    For the Nine Months Ended September 30, 2000 and 1999
                  And for the Three Months Ended September 30, 2000 and 1999


                         For the Nine Months Ended   For the Three Months Ended
                               Sept. 30,    Sept. 30,  Sept. 30,  Sept. 30,
                                  2000        1999       2000        1999

ADMINISTRATIVE EXPENSES
Accounting                      $ 19,736   $ 10,704   $  6,976   $  6,102
Advertising                        5,443          0      5,170          0
Appraisal Fees                    14,397          0          0          0
Auto expenses                      3,762      2,125      1,333      1,158
Auto lease                         4,000          0      4,000          0
Bad debt expense                  98,706      5,637     98,706          0
Bank charges                         976        827        447        319
Commissions                        7,070     68,262      6,173      6,500
Consulting fees                   58,068    122,525     37,333     89,025
Credit card expense                  460          0        460          0
Depreciation and amortization    194,538    129,387     41,010     78,200
Directors fees                    87,060          0     46,740          0
Discount on trust deed                 0    104,634          0          0
Dues & subscriptions                   0      1,760          0      1,700
Employee leasing                  72,490          0     72,490          0
Enterteinment                        199          0          0          0
Equipment rental                   4,452      4,982      1,780      3,346
Filing fees                       18,292     10,595          0      3,999
Freight                            4,836      2,028      1,656      1,008
Homeowners fees                      300        600          0          0
Insurance                         15,001     11,997      5,854      6,094
Janitorial                         8,325      2,596      1,669      1,142
Laboratory expense                 3,003          0      3,003          0
Landscaping                        1,340        773        270        270
Lease commission                     288      8,032          0      8,032
Legal                              4,569      9,080        419      1,965
Licenses & permits                   271          0          0          0
Linen service                        534          0        534          0
Management fees                   70,350    106,542     23,400     35,082
Medical equipment lease              586          0        586          0







                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                Consolidated Schedules of Administrative Expenses
              For the Nine Months Ended September 30, 2000 and 1999
           And for the Three Months Ended September 30, 2000 and 1999

    ADMINISTRATIVE EXPENSES (CONTINUED)
Medical supplies                3,556            0        3,556            0
Membership fees                     0           60            0            0
Miscellaneous                   2,425          239            0            0
Office expense                 31,713        8,775        7,658        2,717
On line services                    0        2,250            0        2,250
Operating expenses-other            0          576            0          269
Outside services               35,645       41,884       16,888       11,666
Patient refunds                 3,380            0        3,380            0
Postage and delivery              762          948          197          191
Prescription medication         1,813            0        1,813            0
Printing                            0          408            0          100
Professional fees              14,892       56,300       10,398        5,000
Radiology expense               5,671            0        5,671            0
Rent                           41,793       17,552       19,796       10,683
Repairs and maintenance        27,730       24,358       11,431        7,143
Resident agents fees               96            0            0            0
Salaries                      179,116       88,569       64,735       51,161
State filing fees                 115            0            0            0
Stock transfer fees             5,732        9,998          396        7,600
Supplies                          676        5,186            0          451
Tax federal                        35          793            0            0
Tax payroll                       127        1,733            0          401
Tax property                       76       26,474            0            0
Taxes other                     2,848          846            0            8
Telephone                      14,271        5,913        8,056        3,807
Tenant improvements             1,066        3,838            0        3,838
Title fees                          0        2,443            0            0
Training & education            1,500            0        1,500            0
Transcription service             871            0          871            0
Trash                           4,901            0        1,641            0
Travel                         27,862       10,578        4,637        6,963
Utilities                      47,164       31,757       20,746       18,130
Warehouse expense               4,685        3,350        1,070        1,785
Water                           9,157        8,749        3,987        5,036
Wire fees (brokerage)              25          215            0            0
                           $1,168,754   $  956,878   $  548,437   $  383,141







                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
              For the Nine Months Ended September 30, 2000 and 1999
           And for the Three Months Ended September 30, 2000 and 1999



                                                For the Nine Months Ended
                                                Sept 30,      Sept 30,
                                                2000            1999

     CASH FLOWS FROM OPERATING ACTIVITIES
     Income (loss) from operations           $  (104,417)   $  (300,462)
     Depreciation & amortization expense         183,629
                                                                129,387
     (Increase) in accounts receivable        (1,464,897)      (301,624)
     (Increase) decrease in impound                2,103         (4,062)
      account
     (Increase) decrease in marketable           (17,333)       (87,529)
      securities
     (Increase) in prepaid rent                        0              0
     Decrease in contracts receivable                  0         10,000
     Decrease in stock subscription                    0         20,000
      receivable
     (Increase) in deferred tax benefit          (39,299)             0
     Increase (decrease) credit line               4,523              0
     (Decrease) in management fees                     0              0
     Increase in security deposits                   126         51,411
     Increase (decrease) in property tax         (10,604)        10,604
      liability
     Increase (decrease) in loan payable         181,815        111,476
     Increase in accounts payable                 29,233         26,403
     Net Cash provided (used) by              (1,235,121)      (334,396)
      operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property & equipment         (50,361)             0
     Sale of investment property                  66,996              0
     Acquisition of investment property                0     (4,888,849)
     Loss of valuation of available for         (150,000)             0
      sale securities
     Loan fees                                         0       (143,779)
     Net cash used by investing activities      (133,365)    (5,032,628)

CASH FLOWS FROM FINANCING ACTIVITIES
     Investment property mortgages               (40,621)       479,491
     Greentree lease                              (1,253)        (1,538)
     Trust deeds                                       0      2,754,000
     Mortgage principle                                0              0
     Retained earnings                             1,293              0
     Common stock                                  1,767              0
     Paid in capital                           1,433,497      2,187,329
     Net cash provided by financing            1,394,683      5,419,282
      activities

    Net increase (decrease) in cash               26,197         52,258

    Cash at beginning of period                   43,236          1,286

    Cash at end of period                    $    69,433    $    53,544
    Supplemental  Cash Flow Disclosures

    Cash paid during year for interest       $   259,018    $   258,720





                                              For the Three Months Ended
                                                Sept 30         Sept 30
                                                2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Income (loss) from operations           $    (4,932)   $   223,272
     Depreciation & amortization expense          41,010         70,376
                                                                129,387
     (Increase) in accounts receivable           (47,117)      (316,452)
     (Increase) decrease in impound                    0         (4,062)
      account
     (Increase) decrease in marketable           108,700         26,134
      securities
     (Increase) in prepaid rent                        0         (1,490)
     Decrease in contracts receivable                  0         10,000
     Decrease in stock subscription                    0         20,000
      receivable
     (Increase) in deferred tax benefit           (3,153)             0
     Increase (decrease) credit line                (356)             0
     (Decrease) in management fees                     0        (19,463)
     Increase in security deposits                   605         59,306
     Increase (decrease) in property tax               0         10,604
      liability
     Increase (decrease) in loan payable            (766)        58,653
     Increase in accounts payable                 39,834         35,245
     Net Cash provided (used) by                 133,825        172,123
      operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property & equipment          (4,236)         3,438
     Sale of investment property                       0              0
     Acquisition of investment property                0     (6,466,235)
     Loss of valuation of available for         (150,000)             0
      sale securities
     Loan fees                                         0              0
     Net cash used by investing activities      (154,236)    (6,462,797)

CASH FLOWS FROM FINANCING ACTIVITIES
     Investment property mortgages               (31,581)       436,252
     Greentree lease                                (365)          (486)
     Trust deeds                                       0      2,754,000
     Mortgage principle                                0        913,364
     Retained earnings                                 0              0
     Common stock                                    123         (5,594)
     Paid in capital                              46,617      2,187,329
     Net cash provided by financing               14,794      6,284,865
      activities

    Net increase (decrease) in cash               (5,617)        (5,809)

    Cash at beginning of period                   75,050         59,353

    Cash at end of period                    $    69,433    $    53,544

    Supplemental  Cash Flow Disclosures

    Cash paid during year for interest       $    44,860    $   140,056














                             TRIAD INDUSTRIES, INC.
                (Formerly Healthcare Resources Management, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ending September 30, 2000


                                  Preferred       Preferred    Common
                                   Shares           Stock      Shares
                                                   Amount

 Balance, January 1, 1998             -             $   -      $9,301,877

 1:9 reverse stock split
 March 15, 1998                       -                 -      (8,245,461)

 Common shares issued
 March 31, 1998                       -                 -        2,200,300

 Common shares issued
 July 31, 1998                        -                 -        2,000,000

 Operating Income
 December 31,1998                     -                 -           -

 Balance, December
 31, 1998                             0                 0       5,256,716

 March 14, 1999
 1:10 reverse stock split             -                 -       (4,731,048)

 March 15, 1999 - Purchase of
 Gam & RB Capital & Equities          -                 -        5,068,150

 March 15, 1999 - Purchase
 of  Miramar Road
 Associates, LLC                  700,000          700,000         73,960

 Preferred Stock issued
September 1, 1999                 150,000          150,000            -

 Stock subscription
 receivable                           -                 -             -

 Common Stock issued
 December 1999                        -                 -        320,000

 Common Stock issued
 December 1999                        -                 -        489,600

 Operating (loss) as of
 December 31, 1999                    -                 -            -

 Balance, December 31, 1999        850,000          850,000    6,403,418


 Stock issued on Janurary 5, 2000
 to Directors @ .06
 a share                               -                 -           72,000

 Stock issued on June 30, 2000 for the
 Purchase of Northwest, LLC.           -                 -        1,463,320


 Stock issued on June 30,
 2000  to Directors @ .50
 a share                               -                 -           72,000

Stock issued on June 30, 2000  to Donner
 Investment Corp. @ .50
 a share                               -                 -           36,583

Stock issued on September 1, 2000
for services rendered @ .38
a share                                -                 -          123,000

Loss of valuation of available for
sale securities                        -                 -             -

 Operating (loss) as of
 September 30, 2000                    -                 -             -

 Balance, June 30, 2000               850,000     $  850,000    8,170,321








                                     Common      Additional      Comprehensive
                                     Stock         Paid In           Loss
                                     Amount        Capital


 Balance, January 1, 1998          $   9,302      $  103,184         -

 1:9 reverse stock split March 15,
  1998                                (8,245)         8,245          -

 Common shares issued
  March 31, 1998                       2,200           -             -

 Common shares issued
 July 31, 1998                        2,000          18,000          0

Operating Income
December 31,1998                        -               -            -

 Balance, December
 31, 1998                             5,257         129,429          0

 March 14, 1999
 1:10 reverse stock split            (4,731)         4,731           0

 March 15, 1999 - Purchase of
 Gam & RB Capital & Equities          5,068       1,966,610          0

 March 15, 1999 - Purchase
 of  Miramar Road
 Associates, LLC                        0            73,960          0

 Preferred Stock issued
September 1, 1999                       0              0             0

 Stock subscription
receivable                              0              0             0

 Common Stock issued                   320          71,625           0
 December 1999

 Common Stock
 issued December 1999                  490          28,886           0

 Operating (loss) as of
 December 31, 1999                      0              0             0

 Balance, December 31, 1999           6,404       2,275,241          0

 Stock issued on Janurary 5, 2000
 to Directors @ .06 a share              72          4,248           0

 Stock issued on June 30, 2000 for the
 Purchase of Northwest, LLC.          1,463       1,399,555          0

 Stock issued on June 30,
2000  to Directors @ .50 a share         72         35,925           0

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ .50 a share          37         18,255           0

Stock issued on September 1, 2000
for services rendered @ .38 a shar      123         46,617           0

Loss of valuation of available for
sale securities                                                   (150,000)

Operating (loss) as of
 September 30, 2000

 Balance, June 30, 2000          $    8,171    $  3,779,841      $(150,000)









                                        Stock        Retained       Total
                                     Subscription    Earnings
                                      Receivable

 Balance, January 1, 1998       $         -       $  (88,791)   $   23,695

 1:9 reverse stock split
 March 15,1998                            -             -             -


 Common shares issued
 March 31, 1998                           -             -           2,200

 Common shares issued
 July 31, 1998                        (20,000)          -             0

 Operating Income
 December 31,1998                          -            1,724       1,724

 Balance, December 31, 1998           (20,000)        (87,067)     27,619

 March 14, 1999
 1:10 reverse stock split                -               -            0

 March 15, 1999 - Purchase of
 Gam & RB Capital & Equities          (62,500)           -      1,909,178

 March 15, 1999 - Purchase
 of  Miramar Road Associates, LLC         -              -        773,960

 Preferred Stock issued
 September 1, 1999                        -              -        150,000

 Stock subscription
 receivable                            20,000            -         20,000

 Common Stock issued
 December 1999                            -              -         71,945

 Common Stock issued
 December 1999                            -              -         29,376

 Operating (loss) as of
 December 31, 1999                        -           (529,737)  (529,737)

 Balance, December 31, 1999            (62,500)       (616,804) 2,452,341

 Stock issued on Janurary 5, 2000
 to Directors @ .06 a share               -               -         4,320

 Stock issued on June 30, 2000 for the
 Purchase of Northwest, LLC.              -               -      1,401,018

 Stock issued on June 30,
2000 to Directors @ .50 a share           -               -         35,997

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ .50 a share           -               -          18,292

Stock issued on September 1, 2000
for services rendered @ .38 a share       -               -           46,740

Loss of valuation of available for
sale securities                           -               -          (150,000)

 Operating (loss) as of
 September 30, 2000                       -            (104,417)     (104,417)

 Balance, June 30, 2000              $ (62,500)       $(721,221)   $3,704,291









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






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED )


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







NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)


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


     At September 30, 2000 the Company has significant operating and capital losses carryfoward. The income tax benefit is as follows:

                         Income Tax Benefit             $ (232,699)


j.   Accounts Receivable

     The company has entered into various contracts, by which the company provides financial services.






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)


k.       Comprehensive Income & (Losses)

     The Company adopted the provision of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130) in the current year. FAS 130 governs the financial statement presentation of changes in shareholders equity resulting from non-owner sources. Accumulated other comprehensive income as reported in the accompanying balance sheet represents unrealized losses on available for sale securities.


                    Unrealized Losses       Accumulated
                      On Securities     Comprehensive Losses
Beginning balance            0                    0
Current-period change    (150,000)           (150,000)

Ending balance          $(150,000)          $(150,000)


l.   Investments in Securities

     Marketable   securities  at  September  30,  2000  and  December  31,  1999
classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the companys securities are required to be reflected at fair market value.

m.   Property Held for Sale

         All of the Companys properties held for sale are on a thirty-year mortgage.


 Location        Description     Interest Rate      Cost           Debt

2016-18 Balboa      4 Units        7.817        $  420,000      $  234,994
2015-17 Hornblend
2135-39 Grand Ave   Tri-plex       7.667           355,350        270,113
4592 Brancroft      7 Units        7.500           390,000        260,234

                      Total                     $1,165,350     $  765,341

     Gam Properties, Inc. sold a property during the first six months of 2000. On April 30, 2000 3rd Ave. Condo sold for $ 173,000.




NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)


n.   Property

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


 Land                            $   327,614
 Property & equipment                 34,070
 Buildings                         3,075,704
 Computer                              4,764
 Furniture                            12,223
Tenant Improvements                  158,694

                                   3,613,069

 Less Accumulated Depreciation      (253,835)

 Net Property and Equipment      $ 3,359,235



o.   Short Term Debt Miramar Building


                              Interest Rate

First Trust Deed 2/2000             13%   $1,800,000
Second Trust Deed 10/1999           12%      380,000
Third Trust Deed 6/1999             13%      315,000
Forth Trust Deed 4/1999             14%      259,000
Fifth Trust Deed 6/2000             14%       28,500
                                          $2,782,500









NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)


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








NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)


q.  Accounts Receivable

     Accounts receivable consist of the following:

Accounts receivable  Various        $  5,877
Accounts receivable  Carrera             520
Accounts receivable  Gahi              1,450
Accounts receivable  Trans-Caribe      3,187
Accounts receivable  Contracts       118,630
Accounts receivable  Fortune Oil      11,500
Accounts receivable  Bellissima       11,000
Accounts receivable  3rd. Avenue      15,083
Accounts receivable  Ashy              5,000
Accounts receivable  Todd Smith      254,554
Accounts receivable  Trans-Caribe      1,000
                            Total   $426,801


         The company expects to collect all accounts receivable within one year.

     Due to the nature of business that Northwest Medical Clinic Inc. conducts a reserve for bad debts must be in place to properly state the accounts receivable as of September 30, 2000.

Accounts receivable     $ 2,950,682
Reserve for bad debts    (1,479,638)

                        $ 1,471,044


NOTE  3.  OPERATING LEASE

     The company operates its facilities under an operating lease agreement with an unrelated party.

         Rent expense was  $ 41,793 as of September 30, 2000.








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

     On January 5, 2000 the Company issued 72,000 shares of common stock to directors of Triad Industries, Inc. for services rendered. On June 30, 2000 the Company issued 1,463,320 shares of common stock for the purchase of Northwest Medical Clinic, Inc. On June 30, 2000 the Company issued 72,000 shares of common stock to directors of Triad Industries, Inc. for services rendered. On June 30, 2000 the Company issued 36,583 shares of common stock for services rendered in the acquisition of Northwest Medical Clinic, Inc. On September 1, 2000 the Company issued 123,000 shares of common stock to a director of Triad Industries, Inc. for services rendered. On September 30, 2000 there were 8,170,321 shares of common stock and 850,000 shares of preferred stock outstanding.


NOTE 5.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. The valuations of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations.

     A total of 756,600 shares were outstanding to management and key employees for services rendered as of September 30, 2000.





NOTE 6.  STOCKHOLDERS EQUITY

     The stockholders equity section of the Company contains the following classes of capital stock as of September 30, 2000.

     A Preferred Stock, nonvoting, 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

     Common stock, $ 0.001 par value; 50,000,000 shares authorized 8,170,321 and 6,403,418 issued and outstanding for September 30, 2000 and December 31, 1999 respectively.

     The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of September 30, 2000.


NOTE 7.  ACQUISITIONS

     Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. Triad Industries, Inc. will acquire 100% of the equity interest of Northwest Medical Clinic, Inc. in return for voting common stock, and that Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 1,463,302 shares of common stock on September 30, 2000 for the purchase of Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Boar



                           PART II  OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

     On September 1, 2000 the Company issued 123,000 shares of common stock at $.38 per share in payment for services.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     On August 1, 2000, the Company filed a Notice of Annual Meeting and Proxy Statement wit the Commission. On September 15, 2000 the Annual Meeting was held. The shareholders elected Gary DeGano, Linda M. Bryson, Michael Kelleher, J. William Byrd, and Richard Furlong to serve as directors for the coming year or until the next Annual Meeting. The shareholders also appointed Armando Ibarra PC, CPA as the Companys independent auditor and appointed Signature Stock Transfer as Registrar and Transfer Agent for the Company. The shareholders also approved a 2000 Stock Option Plan previously ratified by the Directors.

                            ITEM 5. OTHER INFORMATION


         None

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Exhibit 27 Financial Data Schedule
b. Notice of Annual Meeting, Proxy Information & Proxy, Filed August 1, 2000 regarding September 15, 2000 meeting
c.       Reports on Form 8K
                  * Report on Form 8-K was filed on June 30, 2000  regarding the purchase of Northwest Medical Clinic, Inc., Florimed
                   of Tampa, Inc., and Amerimed of Georgia, Inc.





                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TRIAD INDUSTRIES, INC.


Dated: November 6, 2000

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