Form 10KSB
period 2000-12-31
TRIAD INDUSTRIES INC
filed 2001-04-06
CIK 1092105

Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

     x Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2000 Or Transition Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (No Fee Required) Commission File Number: 0-28580

                             Triad Industries, Inc.
             (Exact Name of Registrant as specified in its charter)

                  Nevada                            88-0422528
(State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)
                       16935 W. Bernardo Drive, Suite 232
                               San Diego, CA 92127
              (Address and zip code of principal executive offices)

                                 (858) 618-1710
              (Registrants telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    x YES              NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. x

     As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,085,353 based upon a $.19 per share trading price on February 15, 2001.

     Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

 Common Stock                          8,658,307 Shares Outstanding
$ .001 par value                         as of December 31, 2000

                       Documents Incorporated by reference

     Certain information required by Part III of this Form 10-KSB is included by reference to the Companys definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

       Traditional Small Business Disclosure Format (check one): Yes x No



         The issuers revenues for its most recent year were $1,539,573.









                                       ii

                             TRIAD INDUSTRIES, INC.
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business ..................     2-4
Item 2.          Description of Property ..................     4-5
Item 3.          Legal Proceedings ........................     5-6
Item 4.          Submission of Matter to a
                 Vote of Security Holders..................     6

                                     PART II

Item 5.          Market for Common Equity and Related Stockholder
                     Matters ..............................     6-7

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation ............................     7-8

Item 7.          Financial Statements .....................      8

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure ..     9

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section
                     16(a) of the Exchange Act...............    9-10

Item 10.         Executive Compensation .....................    10-11

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management .............................    11

Item 12.        Certain Relationships and
                Related Transactions.........................    12

Item 13.        Exhibits and Reports on Form 8-K ............    12


                 SIGNATURES .................................     S-1








                                                                   1


ITEM     1.       Description of Business

     Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a Special Meeting of the Shareholders held June 6, 1990 the company name was changed to Combined Communication, Corp. On June 7, 1990 the company completed the merger and became a Nevada corporation.

     Combined Communication, Corp. was in the business of merchandising video tapes through automated dispensing machines. The company exited the video merchandising business by selling the merchandising assets to ARS International in August of 1994. Combined Communications then managed ARS International in their merchandising operations until October 1997.

     On October 17, 1997 at a Special Meeting of the Shareholders, the company met to amend the Articles of Incorporation to change the name of the company to RB Capital & Equities, Inc.

     On March 15, 1999 at a Special Meeting of the Shareholders of Healthcare Resource Management, Inc. (1) reversed it common stock on a one for ten (1:10) basis from 5,256,716 to 526,672 shares outstanding. Also at the Special Meeting of Shareholders, Healthcare Resource Management, Inc. ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of Healthcare Resource Management, Inc. post split common stock and 700,000 shares of $1.00 preferred stock. RB Capital and Equities was a non-trading publicly owned company and the company had approximately 400 shareholders. The only significant shareholder was American Health Systems, Inc. who owned 373,333 (23.5%) of common shares before the merger and 1,120,000 (17.5%) of common shares after the merger. The 700,000 shares of preferred stock were issued to American Health Systems, Inc. for a note payable for the 99% interest RB Capital had acquired in Miramar Road Associates. 1,120,000 shares of common stock of the 5,068,150 issued to RB Capital went to American Health Systems, Inc. in exchange for the 373,333 originally received from RB Capital & Equities, as consideration for 100% of Gam Properties. This 1,120,000 represents a 3 for 1 forward split of the 373,333 shares of RB Capital & Equities common stock.) The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital controlled Healthcare Resource Management, Inc. after the acquisition. Therefore, RB Capital is treated as the acquiring entity for accounting purposes and Healthcare Resource Management, Inc. is the surviving entity for legal purposes.

     On March 15,1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc.

 In September of 1999 Triad Industries acquired the unowned 1% interest in Miramar Road Associates, for cash.

     On June 30, 2000 Triad acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc., a Georgia corporation, in exchange for 1,463,302 shares of common stock.

     As of December 31, 2000 the Company had 8,658,303 shares of $.001 par value
common  stock   outstanding   and  850,000  shares  of  $1.00   preferred  stock
outstanding.

                                                                   2



Subsidiaries

         Triad owns six subsidiaries on a wholly owned basis:

     1- RB Capital and Equities, Inc., a Nevada corporation, is a financial service corporation that operates a merger and acquisition consulting business. The company does corporate filings and capital reorganization business for small emerging private and public client corporations. 100% owned.

     2- Miramar Road Associates, LLC. a California Limited Liability Company, owns and operates a 51,000 square foot commercial building located at 6920 Miramar Rd., Suite 102 San Diego, CA 92121. 100% owned.

     3-  Gam  Properties,  Inc.,  a  California  corporation,   owns  and  rents
apartments:

     A- Seven units located at 4592 Bancroft, San Diego, CA 92117.

     B- Four units located at 2016-18 Hornblend and 2016-18 Balboa, San Diego, CA 92109.*

     C- Three units located at 3635 3rd Ave, San Diego, CA 92103.

     4- Northwest Medical Clinic, Inc. a Georgia corporation, located at 2430 Herodian way, Smyra, GA 30080 engaged in the healthcare delivery business, consisting of personal injury, sleep apnea and hormone replacement therapy. There are a total of 7 employees.

     5- Healthcare Resource Management, Inc., a Nevada corporation. Presently inactive.

     6- Triad Realty, a newly formed California corporation, incorporated to perform real estate management activity. Presently inactive.

     *This is one apartment building. The building has four units built back to back; therefore, there are two units on each street.

Services and Operations

         RB Capital & Equities, Inc.        100% owned
     The Company is in the merger and acquisition consulting business. In the financial services area the firm prepares S-1, SB2, S-4, and S-18, Registration Statements, 15c2-11 filings, Regulation D 504, 505, and 506 Private Placement memorandums with regulatory filings, and other SEC reports such as Form 10 and From 10SB, 8K and related filings. In addition the Company prepares Plan of Reorganization for Internal Revenue Code, Rule 368 (a)(1)(a), 369(a)(1)(b) and 369c (a)(1)(c) for business combinations. The firm also prepares and files Articles of Incorporation, By Laws, Officer and Director filings, State reports, business plans, and does general accounting for client firms. The Company arranges for independent auditing and legal services to be performed for clients. The Company functions in the Public Relations areas including, but not limited to shareholder letters, corporate profiles, press releases based on client information.

         Miramar Road Associates,LLC.       100% owned.
     California Limited Liability Company. The LLC owns and operates a 51,000 square foot commercial center located at 6920 Miramar Road, San Diego, CA 92121. The building is 98% occupied, this includes cellular antenna leases of roof spaces by Cellular Communication Companies such as Teligent, Nextel, AT&T and MCI. As of December 31, 2000 the buildings monthly revenue was $47,342 and $593,484 for the total year of 2000 including utility charges.


         Gam Properties, Inc.               100% owned.
     Triad  through its wholly owned  subsidiary  Gam  Properties,  Inc. has the ownership  and  operates  three  real  estate  properties  in  the  pacific southwest part of the United States. These properties consist of residential rental units, located in San Diego, California which are rented on a month to month basis.
                                                                   3
     4582 Bancroft Avenue, San Diego, California. This property contains seven apartment units in a single building of approximately 5,600 square feet. It is centrally located near Mission Valley area of San Diego. It is 100% occupied at this time.

     2135-39 Grand Avenue, San Diego, California. This property contains three units in two buildings containing approximately 2,100 square feet. This is a beach property.

     2016-18 Balboa and 2015-17 Hornblend, San Diego, California. This property consists of four units of approximately 2,200 square feet, with each unit having its own yard. The property is zoned for commercial use with a 100-foot frontage on a main traffic artery, surrounding the Pacific Beach area of San Diego. The property is 100% occupied.

     Gams business is such that its real estate holdings change from time to time. Gam continues to work on optimizing its portfolio. All of the existing properties have positive cash flows at this time. San Diego generally experiences a strong rental market and it should continue through 2001.

         Northwest Medical Clinic, Inc.  100% owned.
     Northwest Medical Clinic, Inc., was acquired June 30, 2000. It is a 10 year old Georgia corporation that operates a 2,500 square foot medical clinic at 2430 Herodian Way, Suite 250, Smyrna, Georgia, 30080. The clinics main business is the delivery of personal injury medical services for approximately 60% of its business and 40% is generated by treating sleeping disorders and hormone replacement therapy.

     Since its June acquisition, the clinic has generated $650,717 in medical treatment income.

         Triad Realty, Inc. 100% owned
     Triad Realty, Inc., is a California corporation that was founded April 29, 1999. The Company was formed to be a consolidating real estate management company that would hold and manage Miramar Road Associates and Gam Properties and all future business activities in the real estate sector of Triad. It has been inactive and will be fully operational in 2001.

         Healthcare Resource Management, Inc.  100% owned
     Healthcare Resource Management, Inc., Inc. is a Nevada corporation that resulted from the business combination of Healthcare Resources and RB Capital. It was capitalized by the non-related assets of the business combination. Healthcare Resource Management, Inc. is designed to be a medical management company, however; it is presently inactive.

Employees

     Including its officers and directors the consolidated operations employ 15 full time employees. Three employees work at the real estate operations, seven employees in the medical sector, and five employees in RB Capital and Equities. The companies uses independent consultants for a variety of tasks, including medical doctors, real estate brokers, and property managers and industrial relations.

Item 2.  Description of Property

     Triad Industries, Inc., RB Capital & Equities, Inc., and Triad Realty, Inc. occupy approximately 2200 square feet of general office space at 16935 West Bernardo Drive, Suite 232, San Diego, CA 92127 under a five year lease entered into January 1, 1996 and presently on a month to month rental agreement at $4200 per month.


                                                                       4
     Miramar Road Associates, LLC. and Gam Properties, Inc. occupy a 600 square foot office space at 6920 Miramar Road, Suite 102, San Diego, CA 92121 as a accounting and rental office.

     Northwest Medical Clinic, Inc. leases a 2500 square foot medical clinic at 2430 Herodian Way, Suite 250, Smyrna, GA 30080 on a five year lease at $2900 per month.

     The table below illustrates the value, mortgages, equity, annualized rental income and occupancy of the properties owned by Miramar Road Associates and Gam Properties as of December 31, 2000.

                                        Current                        Interest
Property                                Value            Mortgage      Rate

Miramar*
6920 Miramar Road                     $3,305,805        $3,036,650       11.3%
42 Tenants

Gam
4582 Bancroft                         $  363,570        $  258,859        8.0%

135-39 Grand Ave                         326,685           228,642        8.3%

2016-18 Balboa                           385,602           302,148        8.45%
2015-17 Hornblend

Totals                                 4,381,662        $3,826,299



                                                        Annual
                                        Equity          Rental        Occupancy

Miramar*
6920 Miramar Road                      $269,155        $593,484              98%
42 Tenants

Gam
4582 Bancroft                           106,711        $ 49,020             100%

2135-39 Grand Ave                        98,043          30,900             100%

2016-18 Balboa                           83,454          36,000             100%
2015-17 Hornblend

Totals                                 $557,363        $709,404





* Miramar building is sold and currently in escrow for $3,950,000

     Five tenants: (1) Training Directors, (2) Technical Training Resources, (3) Mesa Associates (4) Del Mar Design and (5) Preview Builders occupy 36% of the building and contribute 36% of the rental revenue with 42 other tenants renting the rest of the building.

Item 3.  Legal Proceeding

     The Company is not a part of any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. Gam Properties, Inc., case number 729554, was named in a lawsuit regarding the sale of property by others and in managements opinion the lawsuit does not directly effect Gam Properties, Inc., Former owners of Gam Properties, Inc are defending the lawsuit.

     Gam Properties, Inc., was named in a lawsuit filed together with other parties on April 2, 1999 in the Judicial District of San Diego, California. The principal parties to the litigation were as follows: Plaintiffs: Manuel Zambrana and Mary Zambrana. Defendants: Amresco Management, Inc., ATF for RTC Mortgage Trust 1994 N2 and State Street Bank and Trust Company, Chicago Title Company, John Franco, Global Funding Corporation, Global Home Lending, Inc., Michael H. DeDemenico, Kathleen DeDemenico, Gam Properties, Inc., and Greenland Corporation.

     The proceeding was pending in the Superior Court of California, County of San Diego, Central Court. On October 15, 1999 the proceedings for this lawsuit began. The principal parties in the case are Manuel and Mary Zambrana (the plaintiffs) and Amresco Management, John Franco, Michael H. de Domenico, Greenland Corporation, and Gam Properties, Inc., (the defendants).

                                                                       5
     The plaintiffs purchased property from Gam Properties, Inc., at 4027 31 Hamilton Street, San Diego, CA., for a purchase price of $260,799.52. This purchase took place prior to Gam Properties, Inc., being acquired by the issuer. The plaintiffs alleged that some of the defendants named, other than Gam Properties, Inc., induced the plaintiffs to purchase securities in a public company other than the issuer as well as accepting large amounts of cash from the plaintiffs. The relief sought by the plaintiffs was approximately $210,000.00.

     Subsequent to lengthy introgorties by some of the defendants, which included Gam Properties, Inc., the case was dismissed with prejudice for lack of merit on March 21, 2000.

Item 4.  Submission of Matters to Vote of Security Holders

     At the Annual Meeting of Shareholders held September 15, 2000 the shareholders elected directors to serve for one year or until their successors are duly qualified.

                           Gary DeGano               Richard Furlong
                           Linda M. Bryson           J. William Byrd
                           Michael Kelleher          James Crowell

                           The above directors were elected at the meeting.

     At the same meeting the shareholders adopted and ratified a proposed 2000 stock option plan. The Shareholders also elected to appoint Armando Ibarra as independent auditor and Signature Stock Transfer as the registrar and transfer agent for the Company.

                                     Part II

Item 5.  Market for Registrants Common Equity and Related Matters

     The Companies common stock is traded in the NASD Electronic Pnk Sheets under the symbol TRDD. The company stock has, during the fiscal year ending December 31, 2000, traded between $.25 and $1.00 per share. The number of shares of record of common stock, $.001 par value, of the Company was 8,658,303 as of December 31, 2000. The Company has not yet adopted any policy regarding payment of dividends.

     The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:
                                    Low              High
Qtr Ended 12-31-98            $    .125        $      .25
Qtr Ended 3-31-99             $    .25         $      .50
Qtr Ended 6-30-99             $    .125        $      .187
Qtr Ended 9-30-99             $    .125        $      .1875
Qtr Ended 12-31-99            $    .06         $      .125
Qtr Ended 3-31-00             $    .55         $     1.00
Qtr Ended 6-30-00             $    .25         $      .55
Qtr Ended 9-30-00             $    .385        $      .60
Qtr Ended 12-31-00            $    .25         $      .30

     As of January 4, 2001, the Company has issued and outstanding 8,658,303 shares of common stock outstanding to 498 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

                                                                   6
     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or approximately exempted from registration before the securities are permitted to trade in that state, Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth certain requirements for transactions in penny stock and Rule 15g-9 (d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

     The Securities and Exchange Commission (the Commission) generally defined penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rile 3a51-1 provides that an equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorization for quotation on The NASDAQ Stock Market; issued by a registered investment Company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuers net tangible assets; or exempted from the definition by the Commission. If the Companys shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing the recent price information for the penny stock held in the account and information on the limited market in penny stock and/or maintain a market in the Companys Common Stock and may affect the ability of shareholders to sell their shares.

         Dividends

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the forseeable future.

Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Companys results of operations as of the years ended December 31, 1999 and 2000. The Company consolidates the operation of RB Capital and Equities, Inc., (financial service sector), Miramar Road Associates and Gam Properties, Inc. (real estate sector) and Northwest Medical Clinic (medical service sector) for reporting purposes.

     In June the Company added Northwest Medical Clinic to its holdings and that company performed well in the last six months of 2000. In December the Company completed the conversion of short term real estate financing to long term and the resulting $3,000,000 paid off all the Miramar Road buildings high rate short term financing reducing the interest costs on the building and increasing the net cash flow rental income. Overall the real estate sector achieved 100% occupancy to its apartment rentals and 97% occupancy from its commercial property.

     The Company has listed for sale its Miramar Road property and intends to sell this property in 2001. Furthermore, the Company plans to reinvest part of the cash yielded from this sale into additional real estate.
                                                                   7
     The effect of the down stock market reduced the market value of the RB Capital stock holding value, however, the overall earnings from on going fee income is stable.

Results of Operations

     Income totaled $1,539,573 as of December 31, 2000 compared to $784,438 as of December 31, 1999 an increase of approximately 50%.

         Income December 31, 1999 and 2000 by sectors
                                                     1999               2000
RB Capital                                          $435,052           $423,405
Miramar Road                                         417,068            593,484
Gam Properties                                       112,205            116,068
Northwest Medical                                          -            650,717*

     *Triad Industries, Inc. did not acquire Northwest Medical Clinic until June 30, 2000. Part of the increase in total income is the result of Northwest acquisition income from June of 2000 to December 31, 2000 of $650,717. Another was the increase in occupancy of the real estate operations.

Expenses

     General and administrative expenses for the year ended December 31, 2000 were $1,454,489 compared to $1,205,710 for 1999, a $248,779 increase or 21%.
This increase is attributed to increase costs related to the Northwest acquisition and operation and increased costs of the overall operations attributed to consolidated management and operations.

     Depreciation and amortization expense was $195,561 for fiscal year 2000 as compared to $170,356 for 1999, an increase of $25,205 or 15% which is a result of owning the commercial property for the entire 12 months of the fiscal year, whereas the Company acquired this property on February 26, 1999 and only held the property for ten months in 1999.

     Interest expense increased by $123,942 to $526,910 in fiscal 2000 over $403,168 in 1999;this increase of $123,942 was caused by the properties available for sale and the commercial building. The available for sale and commercial property were acquired as of February 26, 1999 so interest in 1999 was for only ten months on all the properties. For the year ending December 31, 2000, the Company held these properties for the entire year, creating the majority of this increase. Also, the available for sale properties have adjustable rate mortgage which also contributed to this increase.

Liquidity and Capital Resources

     Existing current assets of $4,053,698 compared to current liabilities of $1,606,556 provide a 2.5 to 1 working capital ratio which along with existing cash flows serves all the Companys short term debt and operating requirements.

     The sale of the Miramar commercial building, which is in escrow, will provide approximately $600,000 cash in the second quarter.

     In addition, the annual projected income from Northwest Medical Clinic should increase to $1,300,000 for fiscal year 2001.

                        8

Item 7.  Financial Statements and Supplementary Data

     See index to financial statements included herein.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

Item 9.  Directors, Executive Officers, Control Persons

     The following table sets forth information, to the best of the Companys knowledge as of December 31, 2000, with respect to each director, officer and management as a group.
                                                 Title of  Amount of
Name                             Position         Class      Shares   Percentage
Gary DeGano                      President        Common     295,000        3%
816 Nantasket Court              Director
San Diego, CA 92109

Linda Bryson                     Vice President   Common     264,000        3%
9980 Scripps Vista Way           Director
# 96
San Diego, CA 92131

Michael Kelleher                 Secretary        Common     249,900        3%
32621 Guevara Drive              Director
Temecula, CA 92592

J. William Byrd                  Vice President   Common     463,946        5%
PO Box 95583
Atlanta, GA 30347

Richard Furlong                  Director         Common     463,946        5%
PO Box 17135
Tampa, FL 33682

James B. Crowell                 Director         Common     189,000        2%
PO Box 15711
Long Beach, CA 90818

         Management as a Group                             1,925,792       22%

Others owning more than 5%

American Health Systems, Inc.                              1,040,000       12%
46 Corporate Park
Irvine, CA 92026

     The above percentages are based on 8,658,303 shares of common stock outstanding on December 31, 2000. 9 Executive Officers of the Company

Name                                Age     Position          Period of Service

Gary DeGano                         59      President      Since March 15, 1998
816 Nantasket Ct                            Director
San Diego, CA 92102

Linda Bryson                        41      Vice President Since March 15, 1997
9980 Scripps Vista Way # 96                 Director
San Diego, CA 92131

Michael Kelleher                    26      Secretary      Since March 15, 1997
32621 Guevara Drive                         Director
Temecula, CA 92592

J. William Byrd                             Director       Since June 30, 2000
PO Box 95583
Atlanta, GA 30347

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2000 in compliance to 16(a).

Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2000.

Name                              Year     Salary       Bonus   Restricted Stock
Gary DeGano, President            1999   $ 50,000       $25,000     $ 6,000
Director                          2000     60,000          -         24,000

Linda Bryson, Vice President      1999    40,000           -         4,800
Director                          2000    48,000           -        22,800

Michael Kelleher, Secretary       1999    30,000           -         3,600
Director                          2000    48,000           -        22,800

J. William Byrd, Vice President   1999         -           -            -
Director                          2000    26,000           -        11,280

Richard Furlong, Director         1999         -           -            -
                                  2000    26,000           -        11,280

James Crowell, Director           1999         -           -         1,000
                                  2000         -           -        18,000
                                                        10

     Directors receive $18,000 a year payable in common stock.

     Mr. DeGano received $24,000 in restricted stock awards for director fees for the year ended December 31, 2000. $18,000 was for directors fees and $6,000 in stock for services.


     Miss. Bryson received $22,800 in restricted stock awards for director fees for the year ended December 31, 2000. $18,000 was for directors fees and $4,800 in stock for services.

     Mr. Kelleher received $22,800 in restricted stock awards for director fees for the year ended December 31, 2000. $18,000 was for directors fees and $6,000 in stock for services.

     Mr. Byrd received $11,280 in restricted stock awards for director fees for the year ended December 31, 2000.

     Mr. Furlong received $11,280 in restricted stock awards for directors fees for the year ended December 31, 2000.

     Mr. Crowell received $18,000 in restricted stock awards for directors fees for the year ended December 31, 2000.

Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of January 4, 2001, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

                                  Amount   Approximate
                              And Nature   Percentage
                           Of Beneficial   of Common
         Identity              Ownership   Stock Owned

American Health Systems, Inc.   1,040,000   12% (I)
Gary DeGano                       295,000   3% (II)
Linda Bryson                      264,000   3% (II)
Michael Kelleher                  249,900   3% (II)
J. William Byrd                   463,946   5% (II)
Richard Furlong                   463,946   5% (II)
James B. Crowell                  189,000   2% (II)
Management as a Group           1,925,792   22% (III)

     See Item 9. Directors, Executive Officers and Control Persons chart on page 33.





                                                                  11
Item 12.  Certain Relationships and Related Transactions

     On January 5, 2000 the Company issued 72,000 shares of common stock to directors for services.

     On March 1, 2000 the Company issued 123,333 shares of common stock to Gary DeGano for services.

     On June 15, 2000 72,000 shares of common stock were issued to directors for services.

     On June 30, 2000 the Company issued 1,463,302 shares in connection with the acquisition of Northwest Medical Clinic, Inc., and 36,583 shares were issued to Donner Investment Corporation as a fee in the Northwest transaction.

     On June 30, 2000 the Company acquired the equity interest of Northwest Medical Clinic and its related companies for 1,463,302 share of common stock, issued on a restricted basis to the 25 shareholders of these entities.

         Among the shares issued:

         Amerimed of Georgia        346,600
         Florimed of Tampa          221,502

     These are companies purchased that are controlled by Mr. J. William Byrd and Richard Furlong who each own 50 % of Amerimed and 47.5% of Florimed each and therefore can initiate the vote on these companies. The shares are shown as an indirect ownership under their names. In addition Mr. Byrd also received 188,560 shares from the business combination. Mr. Furlong also received 188,560 for a total direct and indirect holding of 346,952 and 346,952, respectively.

     On October 1, 2000, 200,000 shares of common stock were issued to Novak Capital Corporation as fees for Industrial Relations Service.

     On December 12, 2000 the Company issued 288,000 shares to officers and directors for services.

     As of December 31, 2000 the Company has a total of 8,658,303 shares of common stock outstanding.
Item 13.  Exhibits and Reports on 8-K

    List of documents filed as part of this report:

(a) Exhibits

     1. 10SBA -March 22, 2001 filed by reference included restated financial statements.

     2. Articles of Incorporation and By Laws filed by reference 10SB.

     3. March 31, 2000 10QSB Filed by reference

     4. June 30, 2000 10QSB filed by reference

     5. September 30, 2000 10QSB filed by reference

     6. Annual Meeting, Proxy Information and Proxy filed August 1, 2000.

     (b) Reports on Form on 8K

     1. filed June 30, 2000, Acquisition of Northwest Medical Clinic with related documents

     (c) Financial Data Schedule

                                                                  12

                                     Part IV

                                   Signatures

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                                     TRIAD INDUSTRIES, INC.

                                                     By:/S/ Gary DeGano
                                                        Gary DeGano, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                           Title                               Date


/S/ Gary DeGano                   President                     March 31, 2001
Gary DeGano


/S/ Linda Bryson                  Vice President                March 31, 2001
Linda M. Bryson


/S/ Michael Kelleher              Secretary and CFO             March 31, 2001
Michael Kelleher


                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2000 and 1999



Table of Contents

Indepdedent Auditors Report.....................1
Audited Financial Statements

Consolidated Balance Sheets.....................2-3
Consolidated Statement of Operations............4
Consolidated Schedules of Stockholders Equity...5-6
Consolidated Statement of Cash Flow.............7-8
Notes to Financial Statements...................9-21



                       350 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra
Members of the California Society of



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
RB Courtyard, Suite 232
16935 W. Bernardo Drive
San Diego, CA  92126


     We have audited the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes to shareholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC


March 27, 2000


                             Triad Industries, Inc.
                     (Formerly Rb Capital & Equities, Inc.)
                          Consolidated Balance Sheets
                        As of December 31, 2000 and 1999




                                                              2000        1999
                                                                        restated
  CURRENT ASSETS
   Cash                                                 $    54,384  $    43,236
   Accounts receivable                                      304,235      345,235
   Accounts receivable - medical clinic (see note 2r)     1,552,109            0
   Marketable securities                                    473,367      454,460
   Impound account                                           12,610        4,062
   Assets held for sale                                   1,075,858    1,199,488
   Deferred tax benefit                                     581,135      354,233
     Total Current Assets                                 4,053,698    2,400,713
NET PROPERTY & EQUIPMENT                                  3,356,160    3,427,440
OTHER ASSETS
   Investment in securities available for sale              115,000      175,000
   Gift certificates                                              0        6,000
   Loan fees                                                235,307      143,779
   Accumulated amortization                                (143,779)    (71,890)
     Total Other Assets                                     206,528      252,890
                  TOTAL ASSETS                          $ 7,616,386  $ 6,081,043








                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                        As of December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       2000              1999
                                                                        restated
        CURRENT LIABILITIES
           Accounts payable                          $    84,675    $    20,963
           Loans payable                                 277,433         90,715
           Line of credit                                 30,160         25,121
           Greentree lease                                   224          1,655
           Taxes payable                                   6,251          6,251
           Security deposits                              47,259         39,865
           Notes payable on assets held for sale         787,649        918,966
           Trust deeds and mortgages - Std               372,905      2,782,500
           Property tax liability                              0         10,604
             Total Current Liabilities                 1,606,556      3,896,640
        LONG-TERM LIABILITIES
             Trust deeds and mortgages - Ltd           2,663,745              0
             Total Long-Term Liabilities               2,663,745              0
        TOTAL LIABILITIES                              4,270,301      3,896,640
        STOCKHOLDERS' EQUITY
           Preferred stock ($1.00  par value, 10,000,000 shares
              authorized 850,000 shares issued and outstanding for
              for 2000 and 1999, respectively)          850,000        850,000
           Common stock ($0.001 par value,
           50,000,000 shares
           authorized 8,658,303 and
           6,403,418 shares issued
           and outstanding for 2000
           and 1999, respectively)                        8,658          6,403
           Additional paid-in capital                 3,644,874      2,044,991
           Stock subscription receivable                (62,500)       (62,500)
           Retained earnings                         (1,094,947)      (654,490)
             Total Stockholders' Equity               3,346,085      2,184,404
        TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY                     $ 7,616,386    $ 6,081,043







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
             For the Twelve Months Ended December 31, 2000 and 1999
                                            2000           1999
                                                         Restated
        REVENUES
   Consulting income                    $   423,405    $   435,052
   Medical fee income                       650,717              0
   Rental income                            709,552        529,273
   Costs of revenues                       (244,101)      (179,886)
Total Net Revenues                        1,539,573        784,438
OPERATING COSTS
   Depreciation & amortization              195,961        170,356
   Bad debt expense                               0          5,637
   Administrative expenses                1,454,489      1,205,710
Total Operating Costs                     1,650,450      1,381,703
OTHER INCOME & (EXPENSES)
   Interest income                            1,249          6,723
   Other income                                   0         27,806
   Other expenses                                 0           (149)
   Realized gain on sale of
   marketable securities                    101,209         64,141
   Unrealized (loss) on valuation of
   marketable securities                   (306,453)      (371,346)
   Unrealized gain on valuation of
   marketable securities                    214,000              0
   Unrealized (loss) on valuation of
   available for sale securities            (60,000)             0
   Mortgage refinancing                           0        441,000
   Disposition of stock                           0       (250,000)
   Net gain / (loss) on
   disposable assets                         18,108         38,359
   Late charges                                 708             43
   Utility Charges                            1,407            782
   Fee income - vending                         201          1,210
   Interest mortgage                       (526,910)      (403,168)
Total Other Income & Expenses              (556,481)      (444,599)
NET INCOME (LOSS) BEFORE TAXES             (667,358)    (1,041,863)
PROVISION FOR INCOME TAXES  (BENEFIT)       226,902        354,233
NET (LOSS)                              $  (440,456)   $  (687,630)
BASIC EARNINGS (LOSS) PER SHARE         $     (0.06)   $     (0.14)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                7,378,445      5,055,774
DILUTED EARNINGS (LOSS) PER SHARE       $     (0.05)   $     (0.11)
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                9,078,445      6,276,048







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                   From December 31, 1997 to December 31, 2000

                                     Preferred  Preferred   Common
                                      Shares     Stock      Shares

 Balance, December 31, 1997               -       -      $2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share   -       -          13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share     -      -           60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share   -      -           15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share        -      -           30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share   -      -           135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                 -      -           300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                        -     -           375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                     -      -           18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share     -       -          60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share        -     -            60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share   -      -          225,000

Contributed capital                       -      -            -

Net loss for the year ended
December 31,1998                          -      -            -

Balance, December 31, 1998                -      -         3,633,201














                                                        Additional      Stock
                                            Common      Paid In     Subscription
                                             Stock      Capital      Receivable

Balance, December 31, 1997                $    2,340   $  634,656            -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13       14,105            -

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60       53,980            -

Common stock issued June 17, 1998
for securities valued @ $.084 per share           15        1,245            -

Common stock issued June 17, 1998
for note payable @ $.334 per share                30       10,150            -

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135       44,955            -

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300       99,900            -

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                               375       62,375      (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                             19        6,044            -

Common stock issued December 31, 1998
for management fees @ $.334 per share             61       20,233            -

Common stock issued December 31, 1998
for note payable @ $.334 per share                60       20,142            -

Common stock issued December 31,1998
for securities valued @ $.206 per share          225       46,175            -

Contributed capital                                -        1,717            -

Net loss for the year ended
December 31,1998                                   -            -            -

Balance, December 31, 1998                     3,633    1,015,677      (62,500)







                                        Retained
                                        Earnings        Total



Balance, December 31, 1997                $  95,266    $ 732,626

Common stock issued June 17,1998
for securities valued @ $1.07 per share           -       14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             -       50,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share           -        1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                -       10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share           -       45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                         -      100,200

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                -          250

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                             -        6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share             -       20,294
Common stock issued December 31, 1998
for note payable @ $.334 per share                -       20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share           -       46,400

Contributed capital                               -        1,717

Net loss for the year ended
December 31,1998                            (62,126)     (62,126)

Balance, December 31, 1998                   33,140      989,950







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
           Consolidated Statement of Stockholders' Equity (continued)
                   From December 31, 1997 to December 31, 1999

                                        Preferred    Preferred    Commom
                                        Shares         Stock       Shares


Balance, December 31, 1998                    -           -   3,633,204

 Recapitalization (Note 1)                    -           -     526,672

 Common stock issued March 15,
1999 for services valued
@ $0.63 per share                            -           -     313,942

Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                        -           -   1,120,000

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share      700,000     700,000           -


 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share       150,000     150,000           -

 Stock subscription receivable              -           -           -

 Common Stock issued December
 1999 for cash @ $0.22 per share           -           -        320,000

 Common Stock issued December 1999
 for management fees @ $0.06 per share     -           -        489,600

 Net loss for the year ended
 December 31, 1999                         -           -           -


Balance, December  31, 1999             850,000   $ 850,000   6,403,418

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share              -           -         72,000

Stock issued on March 1, 2000
for services rendered
@ $0.15 a share                            -           -         123,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share              -           -          72,000

 Stock issued on June 30, 2000
for  the Purchase of Northwest, LLC
 @ $0.96 a share                           -           -       1,462,302

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share          -           -          36,583

 Stock issued on October 1, 2000
to Novak Capital @ $0.20 a share           -           -         200,000

 Stock issued on December 12,
2000 to Directors @ $0.24 a share          -           -         288,000

 Net loss for the year ended
 December 31, 2000

 Balance, December  31, 2000          850,000   $   850,000 $  8,658,303




                                               Additional       Stock
                                   Common       Paid in         Subscription
                                    Stock       Capital         Receivable

Balance, December 31, 1998              3,633    1,015,677      (62,500)

 Recapitalization (Note 1)                527       33,396      (20,000)

 Common stock issued March 15,
1999 for services valued
@ $0.63 per share                         314      196,527            -

Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                   1,120      698,880            -

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share          -            -            -


Preferred stock issued September 1999
 in exchange for 1.5 million
shares of Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share            -            -            -

 Stock subscription receivable             -            -       20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share         320       71,625            -

 Common Stock issued December 1999
 for management fees @ $0.06 per share   489       28,886            -

 Net loss for the year ended
 December 31, 1999                         -            -            -


Balance, December  31, 1999       $    6,403   $2,044,991   $  (62,500)

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share             72        4,248            -

Stock issued on March 1, 2000
for services rendered
@ $0.15 a share                          123       17,877            -

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share             72       35,928            -

 Stock issued on June 30, 2000
for  the Purchase of Northwest, LLC
 @ $0.96 a share                       1,463    1,399,555            -

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share         37       35,083            -

 Stock issued on October 1, 2000
to Novak Capital @ $0.20 a share         200       39,800            -

 Stock issued on December 12,
2000 to Directors @ $0.24 a share        288       67,392            -

 Net loss for the year ended
 December 31, 2000                         -            -            -

 Balance, December  31, 2000       $    8,658   $3,644,874   $  (62,500)

















                                                Retained
                                                Earnings        Total




Balance, December 31, 1998                           33,140        989,950

 Recapitalization (Note 1)                                -         13,923

 Common stock issued March 15,
1999 for services valued
@ $0.63 per share                                         -        196,841

Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                                     -        700,000

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                        -        700,000


Preferred stock issued September 1999
 in exchange for 1.5 million
shares of Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                           -        150,000

 Stock subscription receivable                            -         20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                          -         71,945

 Common Stock issued December 1999
 for management fees @ $0.06 per share                    -         29,375

 Net loss for the year ended
 December 31, 1999                                 (687,630)      (987,630)


Balance, December  31, 1999                     $  (654,490)   $ 2,184,404

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                             -          4,320

Stock issued on March 1, 2000
for services rendered
@ $0.15 a share                                           -         18,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                             -         36,000

 Stock issued on June 30, 2000
for  the Purchase of Northwest, LLC
 @ $0.96 a share                                          -      1,401,018

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                         -         35,120

 Stock issued on October 1, 2000
to Novak Capital @ $0.20 a share                          -         40,000

 Stock issued on December 12,
2000 to Directors @ $0.24 a share                         -         67,680

 Net loss for the year ended
 December 31, 2000                                 (440,456)      (440,456)

 Balance, December  31, 2000                    $(1,094,947)   $ 3,346,085



                              TRIAD INDUSTRIES, INC.
                      (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Cash Flows
                  For the Years Ended December 31, 2000 and 1999

                                                    2000            1999
                                                    Restated      Restated
       CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss) from operations                  $(440,456)   $(687,630)
      Depreciation & amortization expense              195,961      170,356
      Decrease / (Increase) in accounts receivable      41,000     (224,484)
      Increase in accounts payable                      63,712       15,188
      Increase in security deposits                      7,394       39,865
     (Decrease) in taxes payable                       (10,604)     (46,374)
     (Increase) in impound account                      (8,548)      (4,062)
     (Increase) in other assets                          6,000       (6,000)
      Increase in line of credit                         5,039       25,121
      Unrealized loss on available for
      sale & marketable securities                     306,453      371,346
      Unrealized (gain) on available for
      sale & marketable securities                    (214,000)           0
      Bad debt expense                                       0        5,637
     (Increase) in income tax benefit                 (226,902)    (354,233)
      Common stock issued for services                 184,292      226,216
     Net Cash Provided by Operating Activities         (90,659)    (469,054)
CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of marketable securities                    101,209      451,750
      Disposition of securities
      available for sale                                     0      250,000
      Issuance of stock                                      0      150,000
      Net purchase of fixed assets                     (92,303)    (213,877)
      Purchase of marketable securities                 (3,700)    (142,630)
     Net Cash Used by Investing Activities               5,206      495,243
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                               0            0
     Loan fees                                         (91,528)    (143,779)
     Greentree lease                                     1,411        1,655
     Increase in loan payable                          186,718       87,035
     Common stock issued for cash                            0          320
     Paid in capital                                         0       71,625
     Net Cash Provided by Financing Activities          96,601       16,856














                              TRIAD INDUSTRIES, INC.
                      (Formerly RB Capital & Equities, Inc.)
                Consolidated Statements of Cash Flows (continued)
                  For the Years Ended December 31, 2000 and 1999

                                                            2000          1999
                                                          restated     restated
Net Increase (Decrease) in Cash                            11,148       43,045
Cash at Beginning of Year                                  43,236          191
Cash at End of Year                                    $   54,384   $   43,236
Supplemental  Cash Flow Disclosures
Cash paid during year for interest                     $  526,910   $    2,616
Cash paid during year for taxes                        $        0   $        0
Schedule of Non-Cash Activities
Common Stock issued for services                       $  184,292   $  226,216
Common Stock issued for acquisition of subsidiary      $1,463,302   $  700,000
Preferred Stock issued for acquisition of subsidiary   $        0   $  700,000












NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a special meeting of the shareholders held June 6, 1990 the Company name was changed to Combined Communication, Corp. On June 7, 1990 the Company completed the merger and became a Nevada Corporation. On October 17, 1997, the Company met to amend the Articles of Incorporation. The name of the Company was changed to RB Capital & Equities, Inc.

     On March 15, 1999, at a special meeting of the shareholders HRM (1) reversed its common stock on a one for ten (1:10) from 5,256,716 to 526,672 shares outstanding. Also at the meeting of shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of HRM post split common stock and 700,000 shares of $1.00 preferred stock. The only significant shareholder was American Health Systems, Inc. who owned 373,333 of common shares before the merger and 1,120,000 of common stock after the merger. The 700,000 shares of preferred stock were issued to American Health Systems, Inc. for the note payable and the 99% interest RB Capital had acquired in Miramar Road Associates. 1,120,000 shares of common stock of the 5,068,150 shares issued to RB Capital & Equities, Inc. went to American Health Systems, Inc. in exchange for the 373,333 originally received from RB Capital & Equities, Inc. as consideration for 100% of Gam Properties. This 1,120,000 represents a 3 for 1 forward split of the 373,333 shares of RB Capital & Equities common stock. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital & Equities, Inc. controlled HRM after the acquisition. Therefore, RB Capital & Equities, Inc. was treated as the acquiring entity for accounting purposes and HRM was the surviving entity for legal purposes.

     On March 15, 1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporation name to Triad Industries, Inc. Triad Industries, Inc. is a holding Company with no operations of its own.

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

The Company operates through its six subsidiaries:

     1. RB Capital and Equities, Inc. is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filing and capital reorganization business for small emerging private and public client corporations.

     2. Miramar Road Associates, LLC. owns and operates a 51,000 square foot commercial building.


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

     3. Gam Properties, Inc. owns and rents a seven unit, a four unit, and a three unit apartment building.

     4. HRM, Inc. is presently inactive in the healthcare industry.

     5. Triad Reality is not yet operating as a consolidating real estate company.

     6. Northwest Medical Clinic, Inc. is in the medical field specializing in personal injury and somnoplasty.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

     The Companys financial statements are prepared using the accrual method of accounting. The company has elected a December 31, year end.

b.       Basis of Consolidation

     The consolidated financial statements of Triad Industries, Inc. include those accounts of RB Capital & Equity Inc., Gam Properties Inc., Healthcare Resource Management Inc., Miramar Road Associates, LLC., and Northwest Medical Clinic, Inc. Triad Industries owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

c.   Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.   Estimates and Adjustments

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring. See note 2i regarding the Companies revenue recognition policy.







NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

f.   Intangibles

     Intangible assets consists of loan fees arrived from the refinancing of the Miramar building. The loan fees are being amortized on a straight-line basis over a period of one year, which is the length of the loan.

g.  Accounts Receivable

     The Company has entered into various contracts, by which the Company provides financial services

 h.  Concentration of Credit Risk

     The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at December 31, 2000 and 1999 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate. Note 2n and 2p reflect the fair value of notes, trusts, and mortgages payable in accordance with SFAS 107.

i.  Revenue Recognition and Deferred Revenue

     Revenue includes the following: Miramar Road Associates, Inc. revenue consists of commercial rental income. Revenue for Miramar is recognized at each month beginning on a receivable basis. Gam Properties Inc. revenue consists of residential rental income. Revenue for Gam is recognized at each month beginning on a receivable basis. RB Capital & Equities, Inc. revenue consists of consulting income. Northwest Medical Clinic, Inc. revenue consist of medical services. Northwest revenue is recognized when received.

     RB Capital & Equities, Inc. has various consulting contracts outstanding in which the Company performs a set of various financial services. RB Capital recognizes revenue when services on contracts are provided.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.   Principles of Consolidation

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

k.  Investments in Securities

     Marketable securities at December 31, 2000 and 1999 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income & expenses.

l.  Line of Credit

     The Company has a $ 50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. (i.e. if prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. There is an outstanding balance of $ 30,160 as of December 31, 2000.

m.  Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 5 regarding income tax benefit.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n.  Property Held for Sale

All of the Companys properties held for sale are on a thirty-year mortgage.

      Location                 Description      Interest   Cost          Debt
                                                Rate
     2016-18 Balboa*             4 Units         7.817$   420,000    $   302,148
     2015-17 Hornblend*
     2135-39 Grand Ave          Tri-plex         7.667    355,350        228,642
     4592 Bancroft               7 Units         7.500    396,057        256,859
      NRV

                                      Total           $ 1,075,858    $   787,649

     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets.

     Gam Properties, Inc. sold two properties during 1999. In April, Chase property sold for $1,170,000. In June, 3rd Ave. #6 property sold for $199,500. Total costs of assets sold were $1,331,141 leaving a net gain of $38,359. Gam Properties, Inc sold one property during 2000. In April, 3rd Ave #4 property sold for $ 173,000. Total costs of assets sold were $ 154,892 leaving a net gain of $18,108. A net realizable valuation allowance was placed on the properties held for sale in the amount of $95,549, in accordance with SFAS 121.

o.       Long-Term Debt  Miramar Building

                   Interest       Debt     Maturity Date
                     Rate
First Trust Deed    10.470 %   $2,340,000   12/08/25
Second Trust Deed   14 %          559,250   12/08/02
Third Trust Deed    14 %          137,400   12/08/02
                                   -------------------
                                            $3,036,650

     The office building collateralized the above loans. The loan agreements provide for monthly payments of interest and principle.

     On September 20, 1999 in accordance with paragraph 7 of SFAS 121 Company acquired the remaining one-percent partner minority interest on the Miramar property and paid off $ 192,000 of the outstanding mortgage liability

     The total debt of $3,036,650 on the Miramar building was recorded as follows: current portion (less than one year) of $372,905 and long-term portion (more than one year) of $2,663,745.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p.   Property & Equipment

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
                                      2000           1999
 Land                            $   327,614    $   327,614
 Buildings                         3,038,357      3,038,357
Equipment                             34,070              0
Computer                               4,764          1,000
Furniture                             12,223          7,224
Tenant Improvements                  161,669        151,711
                         ----------------------------------
                         ----------------------------------
                                 $ 3,578,697    $ 3,525,906
 Less Accumulated Depreciation      (222,537)       (98,466)
                         ----------------------------------
                         ----------------------------------

  Net Property and Equipment     $ 3,356,160    $ 3,427,440
                         ==================================

q.  Investments in Securities Available for Sale

     In 1995, the Company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass at $ .06 a share.

                              Number of    Value Price   Balance
                                 Shares   At Year End   At Year End

Heritage National Corporation     250,000   $   0.10$  25,000
 Pro Glass Technologies, Inc.   1,500,000       0.06___90,000

     Total                     1,750,000           $  115,000

     Heritage National Corporation values remained the same due to the Companies not trading at year-end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. All gains and losses will be recorded in the statement of operations under other income and expenses. As of December 31, 2000 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

r.  Accounts Receivable

Accounts receivable consist of the following:
                                              December 31, 2000


Accounts receivable Various                       $  3,941

Accounts receivable Carrera                            520

Accounts receivable Gahi                               450

Accounts receivable Trans-Caribe                     3,187

Accounts receivable Fortune Oil                     11,500

Accounts receivable 3rd. Avenue                     15,083

Accounts receivable Ashy                             7,000

Accounts receivable Todd Smith                     254,554

Accounts receivable Bellissima                       8,000



        Total                                     $304,235
------------------------------------======================


     The Company expects to collect accounts receivable within one year. As of December 31, 2000 the accounts receivable outstanding is fully expected to be collected. Therefore, the Company has not setup an allowance for doubtful accounts.

     Due to the nature of business that Northwest Medical Clinic Inc. conducts, a reserve for bad debts must be in place to properly state the account receivable as of December 31, 2000.

Accounts receivable     $ 3,072,377
Reserve for bad debts    (1,520,268)

                        $ 1,552,109







NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s.       Basic & Diluted Loss Per Common Share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.
                                        December 31
                                        2000            1999

Numerator income (loss)              $  (440,456)   $  (712,680)
Denominator weighed average number
of shares outstanding                  7,378,445      5,055,774

Basic (loss) per share               $     (0.06)   $     (0.14)



                                        December 31,
                                  2000               1999
Numerator income (loss)        $  (440,456)   $  (712,680)
Denominator  weighed average
number of shares outstanding     9,078,445      6,276,048

Diluted (loss) per share       $     (0.05)   $     (0.11)

NOTE 3.  OPERATING LEASE

     The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 7,100 which will increase to $ 8,164 per month as of May 1, 2001. The Companys lease agreement expired December 31, 2000. The Company has exercised the option to continue on a month to month basis. Rent expense was $ 62,883 and $ 27,855 for 2000 and 1999, respectively.

The Company has the following lease options:

Year
Ending

2001     93,712

2002     97,968

2003     97,968

2004     97,968

2005     97,968

       $485,584



NOTE 4.  ACQUISITIONS

     The acquisitions of RB Capital and Equities, Inc., a Nevada corporation, and its subsidiaries (Gam Properties and Miramar Road Associates, LLC) were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of Northwest Medical Clinic, Inc. in return for voting common stock, and that Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 1,463,302 shares of common stock on September 30, 2000 for the purchase of Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16).

     The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.

NOTE 5.  INCOME TAXES

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

     At December 31, 2000 the Company has significant operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows:
                                          December 31,
                                       2000           1999
 Net Operating Losses :
Net operating loss carryforwards       667,358      1,080,295
  Income Tax Benefit               $  (226,902)   $  (354,233)
                            =================================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.

     As of December 31, 2000, the Company has net operating loss carryforwards for both federal and state income tax purposes of approximately $ 944,167, which expire through 2020. Under federal and state laws, the availability of the Companys net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

NOTE 6.  MARKETABLE SECURITIES

     At December 31, 2000, the Company held trading securities of the following companies:


                               Number of          Mkt. Price               FMV
                              Shares           At Year End          At Year End

         Beach Brew           625,000                0.028               17,500
         Blue Gold            325,000              0.00114                  370
         First Genx.com       600,000                 0.05               30,000
         Fortune Oil           33,000                 0.18                5,940
         Greenland              4,113                 0.05                  206
         Mezzanine Capital    107,000                 3.25              347,750
         Nicholas Inv.        364,583                0.001                  364
         Peacock Financial    200,000                 0.02                4,000
         Phantom Film Corp.   150,000                 0.01                1,500
         Pro Glass            368,892                 0.06               22,133
         Spa International    245,165                 0.00                    0
         Superior Oil         100,000                 0.03                3,000
         Thunderstone           3,068                 0.01                   31
         Total Entertainment   55,000                 0.06                3,300
         Regan Corp.           5,000                 0.00                    0
         Processing
         Research Inc.        20,000              0.01695                  339
         Spectrum            600,000                .0416               24,960
         Toner Systems         400                1.498                  599
         Tesmark              56,250                 0.20               11,250

         Total                                                      $   473,367
                                                           ====================

     The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of December 31, 2000 in accordance with paragraph 13 of SFAS 115.

NOTE 7.  STOCK TRANSACTIONS

     Stock issuance are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received.

     As of January 1, 1998 there were 2,339,529 shares of common stock outstanding. On June 1998, the Company issued 13,200 shares of common stock valued at $1.07 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received. NOTE 7. STOCK TRANSACTIONS (CONTINUED)

     On June 17, 1998, the Company issued 60,000 shares of common stock valued at $.90066 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

     On June 17, 1998 the Company issued 30,480 shares of common stock for the conversion of debt valued at $.334 per share.

     On June 17, 1998. The Company issued 135,000 shares of common stock for marketable securities valued at $.334 per share. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities, which were received.

     On June 17, 1998, the Company issued 300,000 shares of common stock for services to officers of the Company valued at $.334 per share.

     On November 4, 1998, the Company issued 375,000 shares of common stock for a subscription receivable valued at $.166 per share.

     On December 31, 1998 the Company issued 18,750 shares of common stock for debt conversion valued at $.3234 per share.

     On December 31, 1998, the Company issued 60,759 shares of common stock for management fees valued at $.334 per share.

     On December 31, 1998, the Company issued 60,486 shares of common stock for debt conversion valued at $.334 per share.

     On December 31, 1998, the Company issued 225,000 shares of common stock for marketable securities valued at $.206 per share. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

     As of January 1, 1999 there were 3,633,204 shares of common stock outstanding. On March 15, 1999 the Company issued 314,946 shares of common stock for services issued valued at $.625 per share.

     At the shareholders meeting held March 15, 1999 the stockholders approved the acquisition of RB Capital and Equities, Inc. a Nevada corporation and its subsidiaries for 1,120,000 shares of common stock and 700,000 shares of preferred stock.





NOTE 7.  STOCK TRANSACTIONS (CONTINUED)

     In September the Company issued 150,000 shares of $1.00 par value preferred stock (transaction was valued at the most readily determinable price; which was the value of preferred stock) in exchange for 1.5 million shares of Pro Glass Technologies, Inc. common stock. The 1.5 million shares represented (at the time of acquisition) 8.5% of Pro Glass Technologies, Inc. outstanding common stock.

     In December 1999, the Company issued 489,600 shares of common stock to management and key employees for services rendered valued at $ 0.06 per share.

     In December 1999 the Company issued 320,000 shares of common stock for cash @ $ 0.22 per share. On December 31, 1999 there were 6,403,418 shares of common stock and 850,000 shares of preferred stock outstanding.

     On January 5, 2000 the Company issued 72,000 shares of common stock to Directors for services rendered valued at $ 0.06 per share.

     On March 1, 2000 the Company issued 123,000 shares of common stock to a Director for services rendered valued at $0.15 per share.

     On June 15, 2000 the Company issued 72,000 shares of common stock to Directors for services rendered valued at $ 0.50 per share.

     On June 30, 2000 the Company issued 1,463,302 shares of common stock for the purchase of Northwest LLC. valued at $ 0.96 per share.

     On June 30, 2000 the Company issued 36,583 shares of common stock to Donner Investment Corp. valued at $ 0.96 per share.

     On October 1, 2000 the Company issued 200,000 shares of common stock to Novak Capital valued at $ 0.20 per share.

     On December 12, 2000 the Company issued 288,000 shares of common stock to Directors for services rendered valued at $ 0.24 per share.

     As of December 31, 2000 the Company had 8,658,303 shares of common stock issued and outstanding.






NOTE 8.  STOCKHOLDERS EQUITY

     The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2000.

     (A) Preferred Stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

     (B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 8,658,303 and 6,403,418 shares issued and outstanding for 2000 and 1999, respectively.

     The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of December 31, 2000.

NOTE 9.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuation of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.

     A total of 555,000 shares were issued for services to management and key employees for the year ended December 31, 2000.