Form 10QSB
period 2001-03-31
TRIAD INDUSTRIES INC
filed 2001-05-17
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2001
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

         Class                        Outstanding as of  March 31, 2001
Common Stock, $0.001                              9,578,165


                                        1




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION
Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             3-4

                           Consolidated Balance Sheets December 31, 2000
                              And March 31, 2001                         5-6

                           Consolidated Statements of Operations three months
                              Ended March 31, 2001 and  2000            7

                           Consolidated Statements of StockholdersEquity  8-10

                           Consolidated Statements of Cash Flows three months
                                Ended March 31, 2001 and  2000          11

                           Notes to Consolidated Financial Statements   12-22

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                    23-24



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                           24

Item 2.                    Changes in Securities                       25

Item 3.                    Defaults Upon Senior Securities             25

Item 4.                    Submission of Matter to be a Vote of        25
                               Securities Holders

Item 5.                    Other Information on Form 8-K               25

Item 6.                    Exhibits and Reports on 8K                  25

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

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended
March 31, 2001 and March 31, 2000 and the audited statements of stockholders equity for the period of January 1, 1998 to December 31, 2000 and the unaudited statement of stock holders equity for the three months ended March 31, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.




                                        3


                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2001




                       350 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra
C.P.A.
Members of the California Society of                                        Jr.,
C.P.A.
Certified Public Accountants



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
RB Courtyard, Suite 232
16935 W. Bernardo Drive
San Diego, CA  92126

                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of March 31, 2001, and the related statements of operations, changes in stockholders equity, and cash flows for the three months ended March 31, 2001 and 2000 respectively, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



/s/ Armando C. Ibarra
ARMANDO C. IBARRA, C.P.A. - APC
May 15, 2001







                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
                        Consolidated Balance Sheets
                 As of March 31, 2001 and December 31, 2000
                                   ASSETS
                                                       Three Months
                                                        Ended         Year Ended
                                                       March 31,    December 31,
                                                         2001            2000
CURRENT ASSETS
   Cash                                                 $    60,702  $    54,384
   Accounts receivable                                      307,222      304,235
   Accounts receivable - medical clinic (see note 2g)     1,491,545    1,552,109
   Marketable securities                                    591,729      473,367
   Impound account                                           12,610       12,610
   Assets held for sale                                   1,047,319    1,075,858
   Deferred tax benefit                                     576,639      581,135
     Total Current Assets                                 4,087,766    4,053,698
NET PROPERTY & EQUIPMENT                                  3,323,907    3,356,160
OTHER ASSETS
   Investment in securities available for sale              115,000      115,000
   Loan fees                                                 91,528      235,307
   Accumulated amortization                                   (926)    (143,779)
     Total Other Assets                                     205,602      206,528
                  TOTAL ASSETS                          $ 7,617,275  $ 7,616,386



                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                       Consolidated Balance Sheets
               As of March 31, 2001 and December 31, 2000
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      Three Months
                                                        Ended         Year Ended
                                                       March 31,    December 31,
                                                         2001           2000
CURRENT LIABILITIES
   Accounts payable                                  $     8,788    $    84,675
   Loans payable                                         291,497        277,433
   Line of credit                                         29,916         30,160
   Greentree lease                                            62            224
   Taxes payable                                           6,251          6,251
   Security deposits                                      46,616         47,259
   Notes payable on assets held for sale                 786,415        787,649
   Trust deeds and mortgages - STP                       372,905        372,905
     Total Current Liabilities                         1,542,450      1,606,556
LONG-TERM LIABILITIES

   Trust deeds and mortgages - LTP                     2,660,701      2,663,745
     Total Long-Term Liabilities                       2,660,701      2,663,745
TOTAL LIABILITIES                                      4,203,151      4,270,301
STOCKHOLDERS' EQUITY
   Preferred stock ($1.00  par value, 10,000,000 shares
      authorized 850,000 shares issued and outstanding for
      for 2000 and 1999, respectively)                   850,000        850,000
   Common stock ($0.001 par value, 50,000,000 shares
      authorized 9,578,165 and 8,658,303 shares issued
      and outstanding for March 31, 2001 and
      December 31, 2000, respectively)                     9,578          8,658
   Additional paid-in capital                          3,805,518      3,644,874
   Stock subscription receivable                        (181,500)       (62,500)
   Retained earnings                                  (1,069,472)    (1,094,947)
     Total Stockholders' Equity                        3,414,124      3,346,085
TOTAL LIABILITIES
     & STOCKHOLDERS' EQUITY                          $ 7,617,275    $ 7,616,386




                            TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 2001 and 2000
                                        Three Months       Three Months
                                            Ended             Ended
                                           March 31,        March 31,
                                            2001              2000
 REVENUES
    Consulting income                   $    200,102    $     97,320
    Medical fee income                       281,939               0
    Rental income                            189,485         166,856
    Costs of revenues                        (12,880)        (17,400)
 Total Net Revenues                          658,646         246,776
 OPERATING COSTS
    Depreciation & amortization               36,179          78,200
    Bank charges                                 426               0
    Administrative expenses                  441,598         173,737
 Total Operating Costs                       478,203         251,937
 OTHER INCOME & (EXPENSES)
    Interest income                               89             317
    Other income                                  48              20
    Realized gain on sale of
    marketable securities                     21,052               0
    Cost of sales of marketable
    securities                                (8,954)        (15,198)
    Unrealized (loss) on valuation of
    marketable securities                    (61,401)              0
    Unrealized gain on valuation of
    marketable securities                          0         320,145
   Net gain / (loss) on
    disposable assets                              0           4,500
   Utility Charges                                 0           1,250
    Interest expense                        (101,308)        (90,316)
    Interest mortgage                              0         (15,943)
 Total Other Income & (Expenses)            (150,474)        204,776
 NET INCOME BEFORE TAXES                      29,970         199,615
PROVISION FOR INCOME TAXES  (BENEFIT)          4,496          61,100
 NET INCOME                             $     25,474    $    138,515
 BASIC EARNINGS (LOSS) PER SHARE        $     0.0028    $     0.0213

 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                9,069,931       6,514,585

 DILUTED EARNINGS (LOSS) PER SHARE      $    0.0024     $     0.0169

WEIGHTED AVERAGE OF DILUTED
  COMMON SHARES OUTSTANDING               10,769,931       8,214,585





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                    From December 31, 1997 to March 31, 2001

                                                Preferred  Preferred  Common
                                                  Shares     Stock    Shares

 Balance, December 31, 1997                       -           -   2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share           -           -      13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             -           -      60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share           -           -      15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share                -           -      30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share           -           -     135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                         -           -     300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                -           -     375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                             -           -      18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share             -           -      60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share                -           -      60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share           -           -     225,000

Contributed capital                               -           -           -

Net loss for the year ended
December 31,1998                                  -           -           -
Balance, December 31, 1998                3,663,204       3,366    1,015677






                                                       Additional      Stock
                                          Common        Paid in     Subscription
                                           Stock        Capital      Receivable


 Balance, December 31, 1997               $    2,340   $  634,656        $    -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13       14,105             -

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60       53,980

Common stock issued June 17, 1998
for securities valued @ $.084 per share           15        1,245             -

Common stock issued June 17, 1998
for note payable @ $.334 per share                30       10,150             -

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135       44,955             -

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300       99,900             -

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                               375       62,375       (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                             19        6,044

Common stock issued December 31, 1998
for management fees @ $.334 per share             61       20,233             -

Common stock issued December 31, 1998
for note payable @ $.334 per share                60       20,142             -

Common stock issued December 31,1998
for securities valued @ $.206 per share          225       46,175             -

Contributed capital                                -        1,717             -

Net loss for the year ended
December 31,1998                                   -            -             -
Balance, December 31, 1998                 1,015,677      (62,500)       33,140





                                            Retained       Total
                                            Earnings

 Balance, December 31, 1997               $  95,266    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share           -       14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             -       54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share           -        1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                -       10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share           -       45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                         -      100,200

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                -          250

Common stock issued December 31, 1998
for note payable @ $.3234 per                 6,063
share                                             -        6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share             -       20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                -       20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share           -       46,400

Contributed capital                               -        1,717

Net loss for the year ended
December 31,1998                            (62,126)     (62,126)
Balance, December 31, 1998                   33,140      989,950














      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued) From December 31, 1997 to March 31, 2001

                                               Preferred   Preferred   Common
                                                 Shares      Stcok     Shares


Balance, December 31, 1998                            -           -   3,633,204

 Recapitalization (Note 1)                            -           -     526,672

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share                -           -     313,942

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                                 -           -   1,120,000

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                700,000     700,000         -


 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                   150,000     150,000         -

 Stock subscription receivable                        -           -           -

 Common Stock issued December
 1999 for cash @ $0.22 per share                      -           -     320,000

 Common Stock issued December 1999
 for management fees @ $0.06 per share                -           -     489,600

 Net loss for the year ended
 December 31, 1999                                    -           -           -

 Balance, December  31, 1999                    850,000   $ 850,000   6,403,418


 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                         -           -      72,000

Stock issued on March 1, 2000
forservices rendered @ $0.15 a share                  -           -     123,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                         -           -      72,000

 Stock issued on June 30, 2000
for the Purchase of Northwest, LLC
 @ $0.96 a share                                      -           -   1,463,302

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                     -           -      36,583

 Stock issued on October 1, 2000
to Novak Capital @ $0.20 a share                      -           -     200,000

 Stock issued on December 12,
2000 to Directors @ $0.24 a share
                                                      -           -     288,000

Net loss for the year ended
 December 31, 2000                                    -           -           -



Balance, December  31, 2000                     850,000   $ 850,000   8,658,303



                                                       Additional       Stock
                                             Common     Paid in     Subscription
                                              Stock     Capital      Receivable


Balance, December 31, 1998                      3,633    1,015,677      (62,500)

 Recapitalization (Note 1)                        527       33,396      (20,000)

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share            314      196,527            -

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                           1,120      698,880            -

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                  -            -            -


 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                     -            -            -

 Stock subscription receivable                      -            -       20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                  320       71,625             -

 Common Stock issued December 1999
 for management fees @ $0.06 per share            489       28,886            -

 Net loss for the year ended
 December 31, 1999                                  -            -            -

 Balance, December  31, 1999               $    6,403   $2,044,991   $  (62,500)

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                      72        4,248            -

Stock issued on March 1, 2000
forservices rendered @ $0.15 a share              123       17,877            -

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                      72       35,928            -

 Stock issued on June 30, 2000
for the Purchase of Northwest, LLC
 @ $0.96 a share                                1,463    1,399,555            -

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                  37       35,083            -

 Stock issued on October 1, 2000
to Novak Capital @ $0.20 a share                  200       39,800            -

 Stock issued on December 12,
2000 to Directors @ $0.24 a share                 288       67,392            -

Net loss for the year ended
 December 31, 2000                                  -            -            -



Balance, December  31, 2000                $    8,658   $3,644,874      (62,500)



                                                   Retained       Total
                                                    Earnings

Balance, December 31, 1998                           33,140        989,950

 Recapitalization (Note 1)                                -         13,923

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share                    -        196,841

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                                     -        700,000

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                        -        700,000


 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                           -        150,000

 Stock subscription receivable                            -         20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                          -         71,945

 Common Stock issued December 1999
 for management fees @ $0.06 per share                    -         29,375

 Net loss for the year ended
 December 31, 1999                                 (687,630)      (687,630)

 Balance, December  31, 1999                    $  (654,490)   $ 2,184,404


 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                             -          4,320

Stock issued on March 1, 2000
forservices rendered @ $0.15 a share                      -         18,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                             -         36,000

 Stock issued on June 30, 2000
for the Purchase of Northwest, LLC
 @ $0.96 a share                                          -      1,401,018

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                         -         35,120

 Stock issued on October 1, 2000
to Novak Capital @ $0.20 a share                          -         40,000

 Stock issued on December 12,
2000 to Directors @ $0.24 a share                         -         67,680


Net loss for the year ended
 December 31, 2000                                 (440,456)      (440,456)



Balance, December  31, 2000                     $(1,094,946)     3,346,086











      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued) From December 31, 1997 to March 31, 2001


                                            Preferred    Preferred  Common
                                             Shares       Stock     Shares
Stock issued on January 15, 2001
 for consulting fees @ $0.17 a
share                                           -           -      50,000

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                -           -     144,762

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a                  -           -      25,100
share

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                -           -     700,000

 Net loss for the three months
ended
 March 31, 2001                                 -           -           -

 Balance, March  31, 2001                 850,000   $ 850,000   9,578,165   $



                                                  Additional    Stock
                                        Common     Paid in      Subscription


Stock issued on January 15, 2001
 for consulting fees @ $0.17 a
share                                         50      8,450          -

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share             145     30,179          -

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a                25      3,715          -
share

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share             700    118,300   (119,000)

 Net loss for the three months
ended
 March 31, 2001                                -          -          -

 Balance, March  31, 2001               $  9,578   $3,805,518 $(181,500)




                                            Retained     Total
                                            Earnings


Stock issued on January 15, 2001
 for consulting fees @ $0.17 a
share                                             -          8,500

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                  -         30,324

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a                    -          3,740
share

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                  -              0

 Net loss for the three months
ended
 March 31, 2001                              25,474         25,474

 Balance, March  31, 2001               $(1,069,472)     3,414,124





                          TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                  Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2001 and 2000
                                                 Three Months  Three Months
                                                    Ended         Ended
                                                  March 31,      March 31,
                                                    2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss) from operations               $  25,474      199,615
      Depreciation & Amortization Expense            36,179       78,200
     (Increase) in accounts receivable               57,577      (28,278)
      Unrealized (gain) / loss on available
     for sale securities                             61,401     (320,145)
     (Increase) in assets held for sale              28,539     (151,962)
     (Decrease) in accounts payable                 (75,887)     (13,864)
      Increase in loans payable                      14,064      212,875
      Increase in deferred revenue                        0       77,158
     (Decrease) in line of credit                      (244)      (4,524)
     (Decrease) / increase in security deposits        (643)         910
      Deferred tax benefit                            4,496      162,673
      Common stock issued for services              161,564
                                                                  22,320
     Net Cash provided by operating activities      312,520      234,978
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of marketable securities            (158,711)    (250,000)
      Sale of marketable securities                 (21,052)
      Purchase of fixed assets                       (3,000)           0
     Net cash (used) by investing activities       (182,763)    (250,000)
CASH FLOWS FROM FINANCING ACTIVITIES
     Investment Property Mortgages                   (1,234)           0
     Greentree Lease                                   (162)        (348)
     Mortgage Principal                              (3,044)      (4,451)
     Stock subsription                             (119,000)           0
     Net cash (used) by financing activities       (123,440)      (4,799)
    Net increase (decrease) in cash                   6,317      (19,821)
    Cash at beginning of year                        54,384       43,236
    Cash at end of year                           $  60,702    $  23,415
    Supplemental  Cash Flow Disclosures
    Cash paid during year for interest                    $    $ 106,259
                                                                 101,308
    Schedule of Non-Cash Activities
    Common Stock issued for services                      $            $
                                                    161,564       22,320







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

g.  Accounts Receivable

The Company considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Due to the nature of business that Northwest Medical Clinic Inc. conducts, a reserve for bad debts must be in place to properly state the account receivable as of March 31, 2001.

Accounts receivable                                                 $ 3,056,107
Reserve for bad debts                                                (1,564,562)

                                                                    $ 1,491,545

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




NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

k.  Investments in Securities

Marketable securities at March 31, 2001 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income & expenses.

l.  Line of Credit

The Company has a $ 50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. (i.e. if prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. There is an outstanding balance of $ 29,916 as of March 31, 2001.







NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

n.  Property Held for Sale

All of the Companys properties held for sale are on a thirty-year mortgage.

      Location              Description  Interest Rate  Cost            Debt
     2016-18 Balboa*          4 Units         7.817$   420,000    $   301,396
     2015-17 Hornblend*
     2135-39 Grand Ave       Tri-plex         7.667    355,350        228,371
     4592 Bancroft            7 Units         7.500    396,057        256,648
      NRV
                         Total                      $ 1,047,319    $   786,415

     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o.       Long-Term Debt Miramar Building

                  Interest Rate   Debt    Maturity Date
First Trust Deed    10.470 %   $2,336,956   12/08/25
Second Trust Deed   14 %          559,250   12/08/02
Third Trust Deed    14 %          137,400   12/08/02
                                   -------------------
                               $3,033,606
               ------------=================

The office building collateralized the above loans. The loan agreements provide for monthly payments of interest and principle.

     On September 20, 1999 in accordance with paragraph 7 of SFAS 121 Company acquired the remaining one-percent partner minority interest on the Miramar property and paid off $ 192,000 of the outstanding mortgage liability

     The total debt of $3,033,606 on the Miramar building was recorded as follows: current portion (less than one year) of $372,905 and long-term portion (more than one year) of $2,660,701.

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

                                  2001             2000

Land                            $   327,614    $   327,614
                ------------------------------------------
                ------------------------------------------
Buildings                         3,038,357      3,038,357
                ------------------------------------------
Equipment                            34,070         34,070
                ------------------------------------------
Computer                              4,764          4,764
                ------------------------------------------
Furniture                            12,223         12,223
                ------------------------------------------
Tenant Improvements                 164,669        161,669
                        ----------------------------------
                        ----------------------------------
                                $ 3,581,697    $ 3,578,697
                ------------------------------------------
                ------------------------------------------
Less Accumulated Depreciation      (257,790)      (222,537)
                        ----------------------------------
                        ----------------------------------

                ------------------------------------------
                ------------------------------------------
Net Property and Equipment      $ 3,356,160    $ 3,356,160
                        ==================================


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q.  Investments in Securities Available for Sale

     In 1995, the Company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass at $ .06 a share.

                                Number of    Value Price       Balance
                                  Shares      At Year End    At Year End

Heritage National Corporation     250,000   $         0.10$   25,000
 Pro Glass Technologies, Inc.   1,500,000             0.06    90,000

Total                           1,750,000                  $ 115,000

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


NOTE 3.  OPERATING LEASE

The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 7,100 which will increase to $ 8,164 per month as of May 1, 2001. The Companys lease agreement expired December 31, 2000. The Company has exercised the option to continue on a month to month basis. Rent expense was $ 22,273 as of March 31, 2001.

The Company has the following lease options:

             Year Ending
           ---------------------
           ---------------------
                 2001     93,712
           ---------------------
           ---------------------
                 2002     97,968
           ---------------------
                 2003     97,968
           ---------------------
                 2004     97,968
           ---------------------
                 2005     97,968
                 ---------------
                 ---------------
                        $485,584
-----------------====================





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


                                           6
NOTE 5.  STOCK TRANSACTIONS

     Stock issuances are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received.

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


NOTE 5.  STOCK TRANSACTIONS (CONTINUED)

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

 NOTE 5.  STOCK
TRANSACTIONS (CONTINUED)

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

     On January 15, 2001 the Company issued 50,000 shares of common stock for consulting fees valued at $ 0.17 per share.

     On January 18, 2001 the Company issued 144,762 shares of common stock for management fees valued at $ 0.21 per share.

     On February 21, 2001 the Company issued 25,100 shares of common stock for consulting fees valued at $ 0.15 per share.

     On March 1, 2001 the Company issued 700,000 shares of common stock under the employee stock option plan valued at $ 0.17 per share.

     As of March 31, 2001 the Company had 9,578,165 shares of common stock issued and outstanding.

NOTE 6.  STOCKHOLDERS EQUITY

     The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2001.

     (A) Preferred Stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

     (B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 9,578,165 and 8,658,303 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively.

     The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of March 31, 2001.

NOTE 7.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

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

     A total of 169,862 shares were issued for services to management and key employees for the three months ended March 31, 2001.


                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern Ability of the Company to Continue

     The Company has a net operating loss carry forward of $1,069,472 since inception through March 31, 2001.

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplated the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.


Liquidity and Capital Resources

     As of March 31, 2001 the Company has $4,087,766 in total current assets and equity of $3,414,124 with which to pay its obligations.

     The Company has entered into a sale agreement to sell its commercial property for $3,950,000, escrow # 1050739 at Commonwealth Title Company. The Company should net approximately $500,000 in proceeds from the sale of the building and is considering paying off $300,000 existing in debt. Escrow is scheduled to close on or about April 30, 2001.

Results of Operations

     For the three months ending March 31, 2001 the Company has a net income of $25,474. This includes $36,179 in depreciation and amortization expense and a $61,401 unrealized loss in marketable securities. Administrative expenses also increased $267,861 for the first quarter of 2001 compared to the same period of 2000. This increase is predominately caused by the fact that this is the first time the results of operations for Northwest Medical Clinic appear in the first quarter of Triad Industries, Inc., consolidated statement. Northwest Medical Clinic was acquiredoin June 30, 2000.

     The Company had revenues of $658,146 for the three months ended March 31, 2001 compared with $246,776 for the same period last year.
                                       23


     The Company functions in three sectors: financial services, real estate, and medical section.

                                                     Three Months Ending
                                                     March 31,         March 31,
                                                       2000               2001

Financial Services                                    200,102             97,320
Real Estate                                           189,485            166,856
Medical *                                             281,939                  -

Total

* Northwest Medical Clinic was acquired June 30, 2000.

Sale of Common Capital Stock

     On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued as of year end 2000 at $.21 per share.

     On February 21, 2001 the Company issued 25,100 shares of common stock to an employee for services rendered at $.17 per share.

     On March 1, 2001, the Company issued 700,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $.17 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     As of March 31, 2001 the Company has 9,578,165 shares of common stock issued and outstanding.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                                       24


                          ITEM 2. CHANGES IN SECURITIES


     On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued as of year end 2000 at $.21 per share.

     On February 21, 2001 the Company issued 25,100 shares of common stock to an employee for services rendered at $.17 per share.

     On March 1, 2001, the Company issued 700,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $.17 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     As of March 31, 2001 the Company has 9,578,165 shares of common stock issued and outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None


                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Reports on Form 8K
                  None.
         b.       Form 10KSB filed by reference on March 29, 2001.

                                       25



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRIAD INDUSTRIES, INC.


Dated: May 16, 2001

                                            By:/S/ Gary DeGano
                                                   Gary DeGano
                                                   President, Director


                                            By: /S/ Michael Kelleher
                                                    Michael Kelleher
                                                    Secretary, Treasurer and
                                                    Director