Form 10QSB/A
period 2000-06-30
TRIAD INDUSTRIES INC
filed 2001-06-12
CIK 1092105

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                              Outstanding as of  June 30, 2000
Common Stock, $0.001                               8,170, 303


                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                     Page

Item 1.                    Consolidated Financial Statements                 1-2

                           Consolidated Balance Sheets December 31, 1999
                              And June 30, 2000                              3-4

                           Consolidated Statements of Operations ix months
                              Ended June 30, 2000 and 1999                     5

                           Consolidated Statements of Stockholders Equity    6-7

                           Consolidated Statements of Cash Flows six months
                                Ended June 30, 2000 and  1999                  8


                           Notes to Consolidated Financial Statements       9-18


Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                       19-20

                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                  20

Item 2.                    Changes in Security                                20

Item 3.                    Defaults Upon Senior Securities                    20

Item 4.                    Submission of Matter to a Vote of
                               Securities Holders                             20

Item 5.                    Other Information                                  21

Item 6.                    Exhibits and Reports of Form 8-K                   21

                           Signatures                                        S-1






                                       ii



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

     The unaudited balance sheet of the Company as of June 30, 2000, and the related audited balance sheet of the Company as of December 31, 1999, the unaudited statement of operations and cash flows for the six months ended June 30, 2000 and June 30, 1999 the audited statements of stockholders equity for the period from December 31, 1997 through December 31, 1999 and the unaudited statement of stock holders equity for the six months from January 1, 2000 through June 30, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.













                                        1







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

We have restated the reviewed accompanying consolidated balance sheets of Triad Industries, Inc. (formerly RB Capital & Equities, Inc.) as of June 30, 2000 and the related statements of income, changes to stockholders equity, and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC


May 12, 2000




                   TRIAD INDUSTRIES, INC.
           (Formerly RB Capital & Equities, Inc.)
                Consolidated Balance Sheets
         As of June 30, 2000 and December 31, 1999
                           ASSETS
                                     Six Months
                                       Ended      Year Ended
                                      June 30,    December 31,
                                       2000           1999
        Current Assets
    Cash                               75,050        43,236
    Accounts receivable               322,537       345,235
    Accounts receivable -
    medical clinic                  1,570,032             0
    Marketable securities             662,832       454,460
   Impound account                      1,959         4,062
    Assets held for sale            1,022,095     1,202,095
    Deferred tax benefit              343,114       367,300
      Total Current Assets          3,997,619     2,416,387
 Net Property & Equipment           3,396,008     3,386,717

Other Assets
    Investment in securities
    available for sale                175,000       175,000
    Security deposits                     325             0
    Gift certificates                   6,000         6,000
    Loan fees                               0       143,779
    Accumulated amortization                0       (71,890)
      Total Other Assets              181,325       252,889
                   TOTAL ASSETS   $ 7,574,952   $ 6,055,993




                           TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equity, Inc.)
                        Consolidated Balance Sheets
                  As of June 30, 2000 and December 31, 1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     Six Months
                                                     Ended          Year Ended
                                                    June 30,        December 31,
                                                     2000                 1999

Current Liabilities
   Accounts payable                                        10,187         20,963
   Loans payable                                          173,294         90,715
   Greentree lease                                            767          1,655
   Taxes payable                                            6,251         16,855
   Line of credit                                          30,000         25,121
   Security deposits                                       39,712         39,865
   Notes payable on assets held for sale                  796,922        918,966
   Trust deeds and mortgages                            2,782,500      2,782,500
     Total Current Liabilities                          3,839,633      3,896,639
       TOTAL LIABILITIES                                3,839,633      3,896,639
Stockholders' Equity
   Preferred stock ($1.00  par value,
  10,000,000 shares                                       850,000        850,000
 authorized 850,000 shares
  issued and outstanding.)

   Common stock ($0.001 par value,
   50,000,000 shares                                        8,170          6,403
    authorized 8,170,303 and 6,403,418 shares issued and
   outstanding for June 2000 and December 1999, respectively)
   Paid in capital                                      3,537,682      2,044,991
   Stock subscription receivable                         (62,500)       (62,500)
   Retained earnings (deficit)                          (623,083)      (679,540)
     Total Stockholders' Equity                         3,710,269      2,159,354
TOTAL LIABILITIES
   & STOCKHOLDERS' EQUITY                             $ 7,549,902    $ 6,055,993





                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equity, Inc.)
         Consolidated Statements of Operations
    For The Six Months Ended June 30, 2000 and 1999
          And For The Three Months Ended June 30, 2000 and 1999
                                                     For the six months ended
                                               June 30, 2000       June 30, 1999
REVENUES
   Consulting income                              $   324,993    $   188,296
   Rental income                                      333,316        184,290
   Cost of revenues                                   (38,135)       (98,818)
Total Revenues                                        620,174        273,768
OPERATING COSTS
   Depreciation & amortization                        154,984         51,187
   Bad debt expense                                         0          5,637
   Administrative expenses                            410,058        573,588
Total Operating Costs                                 565,042        630,412
OTHER INCOME & (EXPENSES)
   Interest income                                        660            339
   Other expense                                          (54)             0
   Unrecognized gain / (loss )                              0           (149)
   Cost of sales of marketable
   securities                                         (62,865)             0
   Realized gain on sale of
   marketable securities                               99,175              0
   Unrealized gain on valuation of marketable
securities                                            253,309        169,782
   Unrealized (loss) on valuation of marketable       (44,937)             0
securities
   Net gain / (loss) on disposable assets              18,108       (206,715)
   Utility charges                                      1,250              0
   Fee income                                              74            953
   Interest expense                                  (214,158)      (118,664)
Total Other Income & (Expenses)                        50,562       (154,454)
NET INCOME (LOSS) BEFORE TAXES                        105,694       (511,098)
PROVISION FOR INCOME TAXES  (BENEFIT)                  24,186       (154,453)
NET INCOME (LOSS)                                 $    81,508    $  (356,645)
BASIC EARNINGS (LOSS) PER SHARE                   $    0.0124    $   (0.0832)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          6,570,857      4,285,937
DILUTED EARNINGS (LOSS) PER SHARE                 $    0.0099    $   (0.0809)
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                          8,270,857      4,409,014




                                                    For the three months ended
                                                   June 30, 2000  June 30, 1999

REVENUES
   Consulting income                                $   231,029    $    69,121
   Rental income                                        166,460        124,045
   Cost of revenues                                     (20,735)       (37,680)
Total Revenues                                          376,754        155,486
OPERATING COSTS
   Depreciation & amortization                           69,944         30,096
   Bad debt expense                                           0          5,637
   Administrative expenses                              243,161        434,052
Total Operating Costs                                   313,105        469,785
OTHER INCOME & (EXPENSES)
   Interest income                                          343            339
   Other expense                                            (54)             0
   Unrecognized gain / (loss )                                0           (149)
   Cost of sales of marketable securities               (47,667)             0
   Realized gain on sale of marketable securities        99,175              0
   Unrealized gain on valuation of marketable
securities                                                    0         80,408
   Unrealized (loss) on valuation of marketable         (44,937)             0
securities
   Net gain / (loss) on disposable assets                13,608       (206,715)
   Utility charges                                            0              0
   Fee income                                                54            953
   Interest expense                                    (107,899)       (79,897)
Total Other Income & (Expenses)                         (87,378)      (205,061)
NET INCOME (LOSS) BEFORE TAXES                          (23,729)      (519,360)
PROVISION FOR INCOME TAXES  (BENEFIT)                    (3,559)      (176,582)
NET INCOME (LOSS)                                   $   (20,170)   $  (342,778)
BASIC EARNINGS (LOSS) PER SHARE                     $   (0.0031)   $   (0.0685)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            6,570,857      5,002,908
DILUTED EARNINGS (LOSS) PER SHARE                   $   (0.0024)   $   (0.0777)
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                            8,270,857      4,409,014








                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                        Statement of Stockholders' Equity
                     From December 31, 1997 to June 30, 2000


                                          Preferred          Common
                                      Shares   Stock     Shares       Stock

 Balance, December 31, 1997               -        -   2,339,529   $   2,340

Common stock issued June 17,1998
for securities valued @ $1.07 per share   -        -      13,200          13

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share     -        -      60,000          60

Common stock issued June 17, 1998
for securities valued @ $.084 per share   -        -      15,000          15

Common stock issued June 17, 1998
for note payable @ $.334 per share        -        -      30,480          30

Common stock issued June 17, 1998
for securities valued @ $.334 per share   -        -     135,000         135

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                 -        -     300,000         300

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                        -        -     375,000         375

Common stock issued December 31, 1998
for note payable @ $.3234 per share       -        -      18,750          19

Common stock issued December 31, 1998
for management fees @ $.334 per share     -        -      60,759          61

Common stock issued December 31, 1998
for note payable @ $.334 per share        -        -      60,486          60

Common stock issued December 31,1998
for securities valued @ $.206 per share   -        -     225,000         225

Contributed capital                       -        -           -           -

Net loss for the year ended
December 31,1998                          -        -           -           -

Balance, December 31, 1998                -        -   3,633,204       3,633





                                          Additional         Stock
                                           Paid in       Subscription   Retained
                                           Capital          Capital     Earnings


Balance, December 31, 1997                $  634,656       $    -    $   95,266

Common stock issued June 17,1998
for securities valued @ $1.07 per share       14,105            -             -

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share         53,980            -             -

Common stock issued June 17, 1998
for securities valued @ $.084 per share        1,245            -             -

Common stock issued June 17, 1998
for note payable @ $.334 per share            10,150            -             -

Common stock issued June 17, 1998
for securities valued @ $.334 per share       44,955            -             -

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                     99,900            -             -

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                            62,375      (62,500)            -

Common stock issued December 31, 1998
for note payable @ $.3234 per share            6,044            -             -

Common stock issued December 31, 1998
for management fees @ $.334 per share         20,233            -             -

Common stock issued December 31, 1998
for note payable @ $.334 per share            20,142            -             -

Common stock issued December 31,1998
for securities valued @ $.206 per share       46,175            -             -

Contributed capital                            1,717            -             -

Net loss for the year ended
December 31,1998                                   -            -       (62,126)

Balance, December 31, 1998                 1,015,677      (62,500)       33,140





                                            Total

Balance, December 31, 1997                $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share      14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share        54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share       1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share           10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share      45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                   100,200

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                              250

Common stock issued December 31, 1998
for note payable @ $.3234 per share           6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share        20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share           20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share      46,400

Contributed capital                           1,717

Net loss for the year ended
December 31,1998                            (62,126)

Balance, December 31, 1998                  989,950







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                  Statement of Stockholders' Equity (continued)
                     From December 31, 1997 to June 30, 2000

                                              Preferred           Common
                                        Shares      Stock   Shares      Stock

Balance, December 31, 1998                 -           -   3,633,204       3,633

 Recapitalization (Note 1)                 -           -     526,672         527

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share     -           -     313,942         314

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share        -           -   1,120,000       1,120

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share   700,000     700,000           -           -

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share      150,000     150,000           -           -

 Stock subscription receivable             -           -           -           -

 Common Stock issued December
 1999 for cash @ $0.22 per share           -           -     320,000         320

 Common Stock issued December 1999
 for management fees @ $0.06 per share     -           -     489,600         489

 Net loss for the year ended
 December 31, 1999                         -           -           -           -

 Balance, December  31, 1999         850,000   $ 850,000   6,403,418   $   6,403

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share              -           -      72,000          72

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share          -           -     123,000         123

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share              -           -      72,000          72

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC
 @ $0.96 a share                           -           -   1,463,302       1,463

 Stock issued on June 30, 2000  to
Donner
 Investment Corp. @ $0.96 a share          -           -      36,583          37

 Net Income for the six months ended
 June 30, 2000                             -           -           -           -

 Balance, June  30, 2000             850,000   $ 850,000   8,170,303       8,170



                                          Additional     Stock
                                           Paid in      Subscription   Retained
                                           Capital       Receivable    Earnings



Balance, December 31, 1998                 1,015,677       (62,500)       33,140

 Recapitalization (Note 1)                    33,396       (20,000)            -

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share       196,527             -             -

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share          698,880             -             -

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                 -             -             -

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                    -             -             -

 Stock subscription receivable                     -        20,000             -

 Common Stock issued December
 1999 for cash @ $0.22 per share              71,625             -             -

 Common Stock issued December 1999
 for management fees @ $0.06 per share        28,886             -             -

 Net loss for the year ended
 December 31, 1999                                 -             -     (712,680)

 Balance, December  31, 1999             $ 2,044,991   $   (62,500) $  (679,540)

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                  4,248             -             -

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share             17,877             -             -

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                 35,928             -             -

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC
 @ $0.96 a share                           1,399,555             -             -

 Stock issued on June 30, 2000  to
Donner
 Investment Corp. @ $0.96 a share             35,083             -             -

 Net Income for the six months ended
 June 30, 2000                                     -             -        81,508

 Balance, June  30, 2000                   3,537,682   $   (62,500)    (598,032)




                                             Total


Balance, December 31, 1998                   989,950

 Recapitalization (Note 1)                    13,923

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share       196,841

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share          700,000

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share           700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share              150,000

 Stock subscription receivable                20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share              71,945

 Common Stock issued December 1999
 for management fees @ $0.06 per share        29,375

 Net loss for the year ended
 December 31, 1999                          (712,680)

 Balance, December  31, 1999             $ 2,159,354

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                  4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share             18,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                 36,000

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC
 @ $0.96 a share                           1,401,018

 Stock issued on June 30, 2000  to
Donner
 Investment Corp. @ $0.96 a share             35,120

 Net Income for the six months ended
 June 30, 2000                                81,508

 Balance, June  30, 2000                 $ 3,735,320




                             TRIAD INDUSTRIES, INC.
                      (Formerly RB Capital & Equity, Inc.)
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2000 and 1999
              And for the three months ended June 30, 2000 and 1999

                                                    For the six months ended
                                               June 30, 2000      June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss) from operations              $    81,508    $  (356,645)
      Depreciation & amortization expense            154,984         59,011
     (Increase) / decrease in accounts                22,698         14,828
      receivable
      Decrease in impound account                      2,103              0
      Unrealized loss on available for sale           44,937              0
      securities
      Unrealized (gain) on available for sale       (253,309)      (113,663)
      securities
     (Increase) / decrease in prepaid rent                 0          1,490
     (Decrease) / increase in accounts payable       (10,776)        (8,842)
      Increase  Credit Line                            4,879              0
      Increase / (Decrease) in loans payable          82,680         52,823
      Increase in management fees                          0         19,463
     (Decrease) in security deposits                    (478)        (7,895)
      Decrease in assets held for sale               180,000              0
     (Decrease) in  taxes payable                    (10,604)             0
     (Increase) / decrease in deferred tax            24,186       (154,453)
      benefit
      Common stock issued for services                93,440              0
     Net Cash provided (used) by operating           416,248       (493,883)
     activities
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property & equipment             (92,361)        (3,438)
     Sale of marketable securities                    99,175              0
     Purchase of marketable securities              (250,000)             0
     Realized (gain) of sale of investment           (19,167)             0
     property
     Acquisition of investment property                    0      1,577,386
     Loan fees                                             0       (143,779)
     Net cash provided (used) by investing          (262,353)     1,430,169
     activities
CASH FLOWS FROM FINANCING ACTIVITIES
     Investment property mortgages                  (121,202)        43,239
     Greentree lease                                    (888)        (1,052)
     Mortgage principle                                    0       (931,637)
     Common stock                                          0          5,594
     Net cash (used) by financing activities        (122,090)      (883,856)
    Net increase in cash                              31,815         52,430
    Cash at beginning of period                       43,235          6,824
    Cash at end of period                        $    75,050    $    59,254
    Supplemental  Cash Flow Disclosures
    Cash paid during year for interest           $   214,158    $    86,530
    Schedule of Non-Cash Activities
    Common stock issued for services             $    93,440    $         0




                                                   For the three months ended
                                                June 30, 2000   June 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss) from operations              $   (20,170)   $  (393,966)
      Depreciation & amortization expense             69,944         37,920
     (Increase) / decrease in accounts                32,346         27,686
      receivable
      Decrease in impound account                      2,103              0
      Unrealized loss on available for sale           44,937              0
      securities
      Unrealized (gain) on available for sale              0        (55,331)
      securities
     (Increase) / decrease in prepaid rent                 0         (1,405)
     (Decrease) / increase in accounts payable        (3,078)        14,181
      Increase  Credit Line                                0          9,403
      Increase / (Decrease) in loans payable           7,125         36,805
      Increase in management fees                          0         19,463
     (Decrease) in security deposits                  (1,388)        (8,520)
      Decrease in assets held for sale               186,100              0
     (Decrease) in  taxes payable                    (10,604)             0
     (Increase) / decrease in deferred tax             3,559       (176,582)
      benefit
      Common stock issued for services                71,120              0
     Net Cash provided (used) by operating           391,397       (499,749)
     activities
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property & equipment             (51,638)        (3,438)
     Sale of marketable securities                    99,175              0
     Purchase of marketable securities              (250,000)             0
     Realized (gain) of sale of investment           (19,167)             0
     property
     Acquisition of investment property                    0      1,577,386
     Loan fees                                             0       (143,779)
     Net cash provided (used) by investing          (221,630)     1,430,169
     activities
CASH FLOWS FROM FINANCING ACTIVITIES
     Investment property mortgages                  (117,593)        43,337
     Greentree lease                                    (540)          (486)
     Mortgage principle                                    0       (931,637)
     Common stock                                          0              0
     Net cash (used) by financing activities        (118,133)      (888,786)
    Net increase in cash                              51,635         41,634
    Cash at beginning of period                       23,415         17,620
    Cash at end of period                        $    75,050    $    59,254
    Supplemental  Cash Flow Disclosures
    Cash paid during year for interest           $   107,899    $    47,763
    Schedule of Non-Cash Activities
    Common stock issued for services             $    71,120    $         0




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

d. Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring. See note 2m regarding the Companies revenue recognition policy.



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

f.  Intangibles

     Intangible assets consist of loan fees arrived from refinancing of the Miramar building. The loan fees are being amortized on a straight-line basis over a period of one year, which is the length of the loan.

g.  Accounts Receivable

     The Company has entered into various contracts, by which the Company provides financial services.

h.  Issuance of Shares for Services Stock Options

     Valuation of shares for services is based on the fair market value of services.

i. Concentration of Credit Risk

     The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at June 30, 2000 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate. Note 2p and 2q reflect the fair value of notes, trusts, and mortgages payable in accordance with SFAS 107.



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

l.  Line of Credit

     The Company has a $ 50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. (i.e. if prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. There is an outstanding balance of $ 30,000 as of June 30, 2000.

m.  Revenue Recognition and Deferred Revenue

     Revenue includes the following: Miramar Road Associates, Inc. revenue consists of commercial rental income. Revenue for Miramar is recognized at each month beginning on a receivable basis. Gam Properties Inc. revenue consists of residential rental income. Revenue for Gam is recognized at each month beginning on a receivable basis. RB Capital & Equities, Inc. revenue consists of consulting income. Northwest Medical Clinic, Inc. revenue consists of medical services. Northwest revenue is recognized when earned.

     RB Capital & Equities, Inc. has various consulting contracts outstanding in which the Company performs a set of various financial services. RB Capital recognizes revenue when services on contracts are provided.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n.  Investments in Securities

     Marketable securities at June 30, 2000 and 1999 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the state statement of operations under other income & expenses.

o.  Property & Equipment

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

Land                                          $   327,614
Property & equipment                               34,070
Buildings                                       3,075,159
Computer                                            4,764
Furniture                                          12,223
Tenant Improvements                               155,003
                                    ---------------------
                                    ---------------------
                                              $ 3,608,883
              -------------------------------------------
              -------------------------------------------
Less Accumulated Depreciation                    (212,838)
                                    ---------------------
                                    ---------------------

Net Property and Equipment                    $ 3,396,008
------------------------------------=====================


p.  Property Held for Sale

    Location                         Description        Cost        Debt
                --------------------------------
2016-18 Balboa                           4 Units    $  420,000   $  305,266
                                           --------------------------------
2015-17 Hornblend
                                           --------------------------------
2135-39 Grand Ave                        Tri-plex      355,350      231,209
                                           --------------------------------
4592 Bancroft                            7 Units       390,000      260,447
                              ---------------------------------------------
                                                          -----------------
NRV                                                                (143,255)
                              ---------------------------------------------
                              ---------------------------------------------
                                 Total              $1,022,095   $  796,922
                                            ====================================

In April the 3rd Ave. #4 property sold for $ 173,000. The total cost of the asset sold was $ 154,892 leaving a net gain of $ 18,108. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 143,255 in accordance with SFAS 121.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q.  Long Term Debt  Miramar Building



First Trust Deed 2/2000     $1,800,000
Second Trust Deed 10/1999      380,000
Third Trust Deed 6/1999        315,000
Forth Trust Deed 4/1999        259,000
Fifth Trust Deed 6/2000         28,500
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

r.  Investments in Securities Available for Sale

In 1995, the Company bought 250,000 shares of Heritage National Corporation at $
0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass at $ .10 a share.


                               Number of   Value Price      Balance
                                  Shares   At Year End   At Year End

Heritage National Corporation      250,000   $   0.10$   25,000
 Pro Glass, Inc.                 1,500,000       0.10   150,000

Total                                                $  175,000


Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. All gains and losses will be recorded in the statement of operations under other income and expenses. As of June 30, 2000 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s.  Accounts Receivable

     Accounts receivable consist of the following:
                                            June 30, 2000

Accounts receivable  Various                  $ 18,743
Accounts receivable  Carrera                       520
Accounts receivable  Gahi                        1,450
Accounts receivable  Trans-Caribe                3,687
Accounts receivable  Fortune Oil                11,500
Accounts receivable  Bellissima                 11,000
Accounts receivable  3rd. Avenue                15,083
Accounts receivable  Ashy                        5,000
Accounts receivable  Todd Smith                254,554
Accounts receivable  Trans-Caribe                1,000

                                      Total   $322,537

The Company expects to collect all accounts receivable within one year.

Due to the nature of business that Northwest Medical Clinic Inc. conducts a reserve for bad debts that must be in place too properly state the accounts receivable as of June 30, 2000.

Accounts receivable     $ 2,876,509
Reserve for bad debts    (1,306,477)

                        $ 1,570,032





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

t.  Basic & Diluted Gain / (Loss) Per Common Share

Basic gain / (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain / (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

                                  June 30,             December 31,
                                   2000                   1999
                            ------------------    -------------------
Numerator  income / (loss)      $    81,508        $  (712,680)
Denominator  weighed average
number of shares outstanding      6,570,857          5,055,774

Basic gain / (loss) per share   $    0.0124        $   (0.1401)


                                 June 30,        December 31,
                                    2000             1999
Numerator  income / (loss)        $    81,508   $  (712,680)

-----------------------------------------------------------
Denominator  weighed average
number of shares outstanding        6,570,857     6,276,048
                           --------------------------------
                           --------------------------------

Diluted gain / (loss) per share   $    0.0099   $     (0.11)
---------------------------================================


NOTE 3.  OPERATING LEASE

     The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 3,434 per month. The Companys lease agreement expires December 31, 2000. The Company has an option to continue on a month to month basis at the end of the current lease.

         Rent expense as of June 30, 2000 and 1999 is  $ 21,997 and  $ 6,869.

            Year Ending
           ---------------------
           ---------------------
                 2000     41,208
           ---------------------
           ---------------------
                 2001     42,000
           ---------------------
                 2002     42,000
           ---------------------
                 2003     42,000
           ---------------------
                 2004     42,000
                 ---------------
                 ---------------
                        $209,208
-----------------====================





NOTE 4.  MARKETABLE SECURITIES

     At June 30, 2000, the Company held trading securities of the following companies:

                                Number of       Mkt. Price            FMV
                              Shares          At June 30, 2000  At June 30, 2000

         Beach Brew             625,000              0.028             17,500
         Blue Gold              125,000              0.001                125
         Carrara                325,000              0.00114              370
         First Genx.com         600,000              0.30             180,000
         Fortune Oil             33,000              0.16               5,280
         Greenland                4,113              0.35               1,440
         Mezzanine Capital      107,000              3.25             347,750
         Nicholas Inv.          364,583              0.001                364
         Peacock Financial      200,000              0.36              72,000
         Phantom Film Corp.     150,000              0.01               1,500
         Pro Glass              368,892              0.06              22,133
         Spa International      245,165              0.00                   0
         Superior Oil           100,000              0.03               3,000
         Thunderstore             3,068              0.03                  92
         Total Entertainment     55,000              0.20              11,000
         Regan                    5,000              0.00                   0
         Processing              20,000              0.01                 278
                                                             ------------------
                                                             ------------------
         Total                                                    $   662,832
                                                             =================

The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of June 30, 2000 in accordance with paragraph 13 of SFAS 115.







NOTE 5.  STOCK

     Stock issuance are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received.

     As of January 1, 1998, there were 2,339,529 shares of common stock outstanding. On June 1998, the Company issued 13,200 shares of common stock valued at $1.07 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

     On June 17, 1998, the Company issued 60,000 shares of common stock valued at $.90066 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

     On June 17, 1998, the Company issued 30,480 shares of common stock for the conversion of debt valued at $.334 per share.

     On June 17, 1998, the Company issued 135,000 shares of common stock for marketable securities valued at $.334 per share. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities, which were received.

     On June 17, 1998, the Company issued 300,000 shares of common stock for services to officers of the Company valued at $.334 per share.

     On November 4, 1998, the Company issued 375,000 shares of common stock for a subscription receivable valued at $.166 per share.

     On December 31, 1998, the Company issued 18,750 shares of common stock for debt conversion valued at $.3234 per share.

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



NOTE 5.  STOCK TRANSACTIONS (CONTINUED)

     As of January 1, 1999, there were 3,633,204 shares of common stock outstanding. On March 15, 1999 the Company issued 314,946 shares of common stock for services issued valued at $.625 per share.

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

     In December 1999, the Company issued 320,000 shares of common stock for cash @ $ 0.22 per share. On December 31, 1999 there were 6,403,418 shares of common stock and 850,000 shares of preferred stock outstanding.

     On January 5, 2000, the Company issued 72,000 shares of common stock to Directors for services rendered valued at $ 0.06 per share.

     On March 1, 2000, the Company issued 123,000 shares of common stock to its President for services rendered valued at $0.15 per share.

     On June 15, 2000 the Company issued 72,000 shares of common stock to Directors for services rendered valued at $ 0.50 per share.

     On June 30, 2000 the Company issued 1,463,302 shares of common stock for the purchase of Northwest LLC. valued at $ 0.96 per share.

     On June 30, 2000 the Company issued 36,583 shares of common stock to Donner Investment Corp. valued at $ 0.96 per share. On June 30, 2000 there were 8,170,303 shares of common stock and 850,000 shares of preferred stock outstanding.




NOTE 6.  INCOME TAXES

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

At June 30, 2000 the Company has significant operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows:

                                    June 30,
                  ----------------------------------------------
                                       2000
                  ----------------------------------------------

Net Operating Losses :
--------------------------------------------
--------------------------------------------
Net operating loss carryforwards     598,032
                          ------------------
                          ------------------

--------------------------------------------
--------------------------------------------
Income Tax Benefit                 $(343,114)
                          ==================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.


NOTE 7.  ACQUISITIONS

The acquisitions of RB Capital and Equities, Inc., a Nevada corporation, and its subsidiaries (Gam Properties and Miramar Road Associates, LLC) were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. and its two subsidiaries (Amerimed of Georgia and Florimed of Florida). The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic LLC operates in the personal injury area and also performs sleep apnea procedures. For all intent and purposes Florimed and Amermed are no longer performing any medical services, however, they still have active accounts receivables which they receive payment on. The major asset acquired in the transaction is, $ 1,417,481 in accounts receivable. The major liabilities are notes payable totaling $ 132,553. Triad Industries, Inc. will acquired 100% of the equity interest of Northwest Medical Clinic, Inc. in return for voting common stock, and that Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 1,463,302 shares of common stock on June 30, 2000 for the purchase of Northwest Medical Clinic, Inc.

The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition


NOTE 8.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2000.

     (A) Preferred Stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

     (B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 8,170,303 and 6,403,418 shares issued and outstanding for June 30, 2000 and December 31, 1999, respectively.

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

A total of 267,000 shares were issued for services to management and key employees for the six


                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of June 30, 2000 the Company has $3,997,619 in current assets and equity of $3,839,633 of which to pay its obligations.

Results of Operations

     For the quarter ended June 30, 2000 the Company had revenues of $376,754 and operating expenses of $313,104 compared to revenues of $155,486 and operating expenses of $469,785 for the same period of 1999.

     For the three months ended June 30, 2000 depreciation and amortization increased $39,848. Administrative expenses decreased $190,892. Management attributed this to the streamlining of the Gam and Miramar properties. There was a gain on the sale of assets of $13,608 compared to a loss of $206,715 for the same period of 1999. Interest expense increased about $28,002. This is partly due to adjustable rate mortgages on some of the Gam properties.

     For the six months ended June 30, 2000 depreciation and amortization increased $103,797 compared to the same period of 1999. This is attributed to the ownership period of the Gam and Miramar properties. Administrative costs decreased $163,530 in the first six months of 2000 compared to the same period of 1999. Interest expense was up $95,494 and once again this can be attributed to the ownership period of the Gam and Miramar properties.

Net Operating Loss

     The Company has accumulated approximately $598,032 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 1999 in the amount of $367,300 and for the six months ended June 30, 2000 in the amount of $343,114.


                                                                  19

Sale of Common Capital Stock

     On June 15, 2000 the Company issued 72,000 shares of common stock at $.50 per share to the Companys six directors for services rendered.

     On June 30, 2000 the Company issued 1,463,302 share of common stock to purchase 100% of Northwest Medical Clinic, Inc and its two subsidaries (Amerimed of Goergi, and Florimed of Florida).

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

                           PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

     On June 15, 2000 the Company issued 72,000 shares of common stock at $.50 per share to the Companys six directors for services rendered.

     On June 30, 2000 the Company issued 1,463,302 shares of common stock to purchase 100% of Northwest Medical Clinic, Inc.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     None.

20


                            ITEM 5. OTHER INFORMATION


         None.


                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10SB/A filed by reference on January 28, 2000.
b.       Reports on 8K
                  None.


21









                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TRIAD INDUSTRIES, INC.


Dated: May 23, 2001

                                                   By:/S/ Gary DeGano
                                                          Gary DeGano
                                                          President, Director


                                                   By/S/ Michael Kelleher
                                                         Michael Kelleher
                                                         Secretary, Treasurer
                                                         and Director





                                                                  S-1