Form 10QSB/A
period 2000-09-30
TRIAD INDUSTRIES INC
filed 2001-06-12
CIK 1092105

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

       Class                              Outstanding as of  September 30, 2000
Common Stock, $0.001                                 8,170,303


                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                Consolidated Financial Statements                 1-2

                       Consolidated Balance Sheets December 31, 1999
                          And September 30, 2000                         3-4

                       Consolidated Statements of Operations ine months
                          Ended September 30, 2000 and 1999              5

                       Consolidated Statements of Stockholder Equity     6-7

                       Consolidated Statements of Cash Flows nine months
                          Ended September 30, 2000 and  1999             8


                       Notes to Consolidated Financial Statements        9-19


Item 2.                Managements Discussion and Analysis and
                            Result of Operations                         20-21








                           PART II. OTHER INFORMATION

Item 1.                Legal Proceedings                                  21

Item 2.                Changes in Security                                21

Item 3.                Defaults Upon Senior Securities                    21

Item 4.                Submission of Matter to a Vote of                  22
                           Securities Holders

Item 5.                Other Information                                  22

Item 6.                Exhibits and Reports of Form 8-K                   22

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

     The unaudited balance sheet of the Company as of September 30, 2000, and the related audited balance sheet of the Company as of December 31, 1999, the unaudited statement of operations and cash flows for the nine months ended September 30, 2000 and 1999 the unaudited statements of stockholders equity for the period from December 31, 1997 through December 31, 1999 and the audited statement of stockholders equity for the three months from January 1, 2000 through September 30, 2000 are attached hereto and incorporated herein by this reference.

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

We have restated the reviewed accompanying consolidated balance sheets of Triad Industries, Inc. (formerly RB Capital & Equities, Inc.) as of September 30, 2000 and the related statements of income, changes to stockholders equity, and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC


May 12, 2000


                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999
                                     ASSETS
                                                   Nine Months
                                                     Ended         Year Ended
                                                  September 30,    December 31,
                                                     2000             1999
Current Assets
   Cash                                               69,432        43,236
   Accounts receivable                               308,171       345,235
   Accounts receivable - medical clinic            1,584,095
   Marketable securities                             518,793       454,460
  Impound account                                      1,959         4,062
   Assets held for sale                            1,022,095     1,202,095
   Deferred tax benefit                              381,154       367,300
   Total Current Assets                            3,885,699     2,416,387

Net Property & Equipment                           3,359,235     3,386,717
Other Assets
   Investment in securities available for sale       175,000       175,000
   Gift Certificates                                   6,000         6,000
   Loan fees                                               0           143
  Accumulated amortization                                 0       (71,890)
    Total Other Assets                               181,000       252,889
                  TOTAL ASSETS                   $ 7,425,934   $ 6,055,993





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                            Nine Months
                                              Ended        Year Ended
                                           September 30,   December 31,
                                              2000           1999
Current Liabilities
   Accounts payable                          50,021         20,963
   Loans payable                            184,478         90,715
   Greentree lease                              402          1,655
   Taxes payable                              6,251         16,855
   Line of credit                            29,644         25,121
   Security deposits                         39,991         39,865
   Notes payable on
   assets held for sale                     765,341        918,966
   Trust deeds and mortgages              2,782,500
                                                         2,782,500
 Total Current Liabilities                3,858,628
                                                         3,896,639
       TOTAL LIABILITIES                  3,858,628
                                                         3,896,639
Stockholders' Equity
   Preferred stock ($1.00  par value,
   10,000,000 shares
   authorized 850,000
   shares issued and
   outstanding.)                            850,000        850,000

   Common stock ($0.001 par value,
   50,000,000 shares
   authorized 8,170,303 and
   6,403,418 shares issued
   and outstanding for
   September 2000 and
   December 31, 1999,
   respectively)                              8,170          6,403
   Stock subscription
   receivable                               (62,500)       (62,500)
   Paid in capital                        3,537,682      2,044,991
   Retained earnings (deficit)             (766,046)      (679,540)
     Total Stockholders' Equity           3,567,306      2,159,354
TOTAL LIABILITIES
  & STOCKHOLDERS' EQUITY                $ 7,425,934    $ 6,055,993





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 2000 and 1999
           And for the Three Months Ended September 30, 2000 and 1999
                                                 For the nine months ended
                                             Sept. 30, 2000     Sept. 30, 1999
REVENUES
   Consulting income                            $   432,261    $   268,346
   Medical Services Income                          291,467              0
   Rental income                                    519,414        346,522
   Cost of revenues                                 (58,068)      (109,018)
Total Revenues                                    1,185,074        505,850
OPERATING COSTS
   Depreciation & amortization                      191,757        129,387
   Bad debt expense                                  98,706          5,637
   Administrative expenses                          781,445        951,241
Total Operating Costs                             1,071,908      1,086,265
OTHER INCOME & (EXPENSES)
   Interest Income                                      873            674
   Other Expense                                        (54)             0
   Cost of sales of marketable securities           (62,865)             0
   Realized gain on sale of marketable               99,175              0
   securities
   Unrealized gain on valuation of marketable       253,309        171,617
   securities
   Unrealized (loss) on valuation of               (188,976)             0
   marketable securities
   Mortgage Refinancing                                   0        441,000
   Net gain / (loss) on disposable assets            18,108       (206,715)
   Utility Charges                                    1,373              0
   Fee Income                                           114          2,710
   Interest Expense                                (309,533)      (258,720)
Total Other Income & (Expenses)                    (188,476)       150,566
NET INCOME (LOSS) BEFORE TAXES                      (75,310)      (429,849)
PROVISION FOR INCOME TAXES  (BENEFIT)               (13,854)      (146,149)
NET INCOME (LOSS)                               $   (61,456)   $  (283,700)
BASIC EARNINGS (LOSS) PER SHARE                 $   (0.0086)   $   (0.0545)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         7,107,903      5,206,549
DILUTED EARNINGS (LOSS) PER SHARE               $   (0.0070)   $   (0.0453)
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                        8,807,903      6,261,294





                                                 For the three months ended
                                                Sept. 30, 2000  Sept. 30, 1999

REVENUES
   Consulting income                            $   107,268    $    80,050
   Medical Services Income                          291,467              0
   Rental income                                    186,098        162,232
   Cost of revenues                                 (19,933)       (10,200)
Total Revenues                                      564,900        232,082
OPERATING COSTS
   Depreciation & amortization                       36,773         78,200
   Bad debt expense                                  98,706              0
   Administrative expenses                          371,387        383,141
Total Operating Costs                               506,866        461,341
OTHER INCOME & (EXPENSES)
   Interest Income                                      212            335
   Other Expense                                          0              0
   Cost of sales of marketable securities                 0              0
   Realized gain on sale of marketable                    0              0
   securities
   Unrealized gain on valuation of marketable             0          1,835
   securities
   Unrealized (loss) on valuation of               (144,039)             0
   marketable securities
   Mortgage Refinancing                                   0        441,000
   Net gain / (loss) on disposable assets
   Utility Charges                                      123              0
   Fee Income                                            40          1,757
   Interest Expense                                 (95,375)      (140,056)
Total Other Income & (Expenses)                    (239,039)       304,871
NET INCOME (LOSS) BEFORE TAXES                     (181,005)        75,612
PROVISION FOR INCOME TAXES  (BENEFIT)               (53,842)        13,958
NET INCOME (LOSS)                               $  (127,163)   $    61,654
BASIC EARNINGS (LOSS) PER SHARE                 $   (0.0179)   $    0.0118
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         7,107,903      5,206,549
DILUTED EARNINGS (LOSS) PER SHARE               $   (0.0144)   $    0.0098
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                        8,807,903      6,261,294





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 1997 to September 30, 2000

                                      Preferred    Common
                                   Shares   Stock   Shares

 Balance, December 31, 1997               -   -   2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share   -   -      13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share     -   -      60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share   -   -      15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share        -   -      30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share   -   -     135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                 -   -     300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                        -   -     375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per share       -   -      18,750

Common stock issued December 31, 1998
or management fees @ $.334 per share      -   -      60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share        -   -      60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share   -   -     225,000

Contributed capital                       -   -           -

Net loss for the year ended
December 31,1998                          -   -           -

Balance, December 31, 1998                -   -   3,633,204







                                                        Additional     Stock
                                              Common    Paid in     Subscription
                                              Stock     Capital       Receivable
 Balance, December 31, 1997               $    2,340   $  634,656       $    -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13       14,105            -

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60       53,980            -

Common stock issued June 17, 1998
for securities valued @ $.084 per share           15        1,245            -

Common stock issued June 17, 1998
for note payable @ $.334 per share                30       10,150            -

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135       44,955            -

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300       99,900            -

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                               375       62,375      (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share               19        6,044            -

Common stock issued December 31, 1998
or management fees @ $.334 per share              61       20,233            -

Common stock issued December 31, 1998
for note payable @ $.334 per share                60       20,142            -

Common stock issued December 31,1998
for securities valued @ $.206 per share          225       46,175            -

Contributed capital                                -        1,717            -

Net loss for the year ended
December 31,1998                                   -            -            -

Balance, December 31, 1998                     3,633    1,015,677      (62,500)







                                            Retained
                                            Earnings     Total

Balance, December 31, 1997                $  95,266    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share           -       14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             -       54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share           -        1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                -       10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share           -       45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                         -      100,200

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                -          250

Common stock issued December 31, 1998
for note payable @ $.3234 per share               -        6,063

Common stock issued December 31, 1998
or management fees @ $.334 per share              -       20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                -       20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share           -       46,400

Contributed capital                               -        1,717

Net loss for the year ended
December 31,1998                            (62,126)     (62,126)

Balance, December 31, 1998                   33,140      989,950








        TRIAD INDUSTRIES, INC.
      (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued) From December 31, 1997 to September 30, 2000

                                             Preferred  Preferred     Common
                                               Shares     Stock       Shares

Balance, December 31, 1998                       -           -   3,633,204

 Recapitalization (Note 1)                       -           -     526,672

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share           -           -     313,942

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share              -           -   1,120,000

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share         700,000     700,000           -

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share            150,000     150,000           -

 Stock subscription receivable                   -           -           -

 Common Stock issued December
 1999 for cash @ $0.22 per share                 -           -     320,000

 Common Stock issued December 1999
 for management fees @ $0.06 per share           -           -     489,600

 Net loss for the year ended
 December 31, 1999                               -           -           -

 Balance, December  31, 1999               850,000   $ 850,000   6,403,418

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                    -           -      72,000

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                -           -     123,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                    -           -      72,000

Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC
 @ $0.96 a share                                 -           -   1,463,302

 Stock issued on June 30, 2000  to
Donner
 Investment Corp. @ $0.96 a share                -           -      36,583

 Net loss for the nine months ended
 September 30, 2000                              -           -           -

Balance, September 30, 2000                850,000   $ 850,000   8,170,303






                                                        Additional     Stock
                                              Common     Paid in    Subscription
                                               Stock     Capital     Receivable


Balance, December 31, 1998                    3,633    1,015,677      (62,500)

 Recapitalization (Note 1)                      527       33,396      (20,000)

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share          314      196,527            -

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share           1,120      698,880            -

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                -            -            -

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                   -            -            -

 Stock subscription receivable                    -            -       20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                320       71,625            -

 Common Stock issued December 1999
 for management fees @ $0.06 per share          489       28,886            -

 Net loss for the year ended
 December 31, 1999                                -            -            -

 Balance, December  31, 1999             $    6,403   $2,044,991   $  (62,500)

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                    72        4,248            -

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share               123       17,877            -

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                    72       35,928            -

Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC
 @ $0.96 a share                              1,463    1,399,555            -

 Stock issued on June 30, 2000  to
Donner
 Investment Corp. @ $0.96 a share                37       35,083            -

 Net loss for the nine months ended
 September 30, 2000                               -            -            -

 Balance, September 30, 2000             $    8,170   $3,537,682   $  (62,500)







                                             Retained
                                             Earnings        Total


Balance, December 31, 1998                    33,140        989,950

 Recapitalization (Note 1)                         -         13,923

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share             -        196,841

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share                -        700,000

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                 -        700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                    -        150,000

 Stock subscription receivable                     -         20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                   -         71,945

 Common Stock issued December 1999
 for management fees @ $0.06 per share             -         29,375

 Net loss for the year ended
 December 31, 1999                          (737,730)      (737,730)

 Balance, December  31, 1999             $  (704,590)   $ 2,134,304

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                      -          4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                  -         18,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                      -         36,000

Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC
 @ $0.96 a share                                   -      1,401,018

 Stock issued on June 30, 2000  to
Donner
 Investment Corp. @ $0.96 a share                  -         35,120

 Net loss for the nine months ended
 September 30, 2000                          (61,456)       (61,456)

Balance, September 30, 2000              $  (766,046)   $ 3,567,306









              TRIAD INDUSTRIES, INC.
      (Formerly RB Capital & Equities, Inc.)
      Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2000 and 1999
    And for the Three Months Ended September 30, 2000 and 1999
                                                     For the nine months ended
                                                    Sept. 30,          Sept. 30,
                                                       2000               1999
   CASH FLOWS FROM OPERATING ACTIVITIES
         Income (loss) from operations              $   (61,456)   $  (283,700)
         Depreciation & amortization expense            191,757        129,387
         (Increase) / decrease in accounts              (20,258)      (301,624)
         receivable
        (Increase) / decrease in impound account          2,103         (4,062)
         Unrealized loss on available for sale          188,976              0
         securities
         Unrealized (gain) on available for sale       (253,309)       (87,529)
         securities
        (Increase) in prepaid rent                            0              0
         Decrease in contracts receivable                     0         10,000
         Increase in accounts payable                    29,058         26,403
         Increase / (decrease) credit line                4,523              0
         Increase / (decrease) in loan payable           93,763        111,476
         Decrease in assets held for sale               180,000              0
        (Decrease) in management fees                         0              0
         Increase in security deposits                      126         51,411
         Increase (decrease) in property tax            (10,604)        10,604
         liability
        (Increase) in deferred tax benefit              (13,854)      (116,863)
         Common stock issued for services                93,440        100,200
        Net Cash provided (used) by operating           424,265       (354,297)
        activities

   CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property & equipment            (92,369)             0
         Sale of marketable securities                   99,175              0
         Acquisition of investment property                   0     (4,888,849)
         Purchase of marketable securities             (250,000)             0
         Loan fees                                            0       (143,779)
        Net cash provided (used) by investing          (243,194)    (5,032,628)
         activities

CASH FLOWS FROM FINANCING ACTIVITIES
        Investment property mortgages                  (153,625)       479,491
        Greentree lease                                  (1,253)        (1,538)
        Trust deeds                                           0      2,754,000
        Mortgage principle                                    0              0
        Common stock                                          0              0
        Decrease in stock subscription receivable             0         20,000
        Paid in capital                                       0      2,187,329
        Net cash provided (used) by financing          (154,878)     5,439,282
        activities
        Net increase (decrease) in cash                  26,196         52,357
       Cash at beginning of period                       43,236          1,187
       Cash at end of period                        $    69,432    $    53,544
       Supplemental  Cash Flow Disclosures
       Cash paid during year for interest           $   309,533    $   258,720
        Schedule of Non-Cash Activities
       Common stock issued for services             $    93,440    $   100,200












                                                    For the three months ended
                                                  Sept. 30, 2000  Spt. 30, 1999
   CASH FLOWS FROM OPERATING ACTIVITIES
         Income (loss) from operations              $  (127,163)   $    61,654
         Depreciation & amortization expense             36,773         70,376
         (Increase) / decrease in accounts              (24,747)      (316,452)
         receivable
        (Increase) / decrease in impound account              0         (4,062)
         Unrealized loss on available for sale          144,039        113,663
         securities
         Unrealized (gain) on available for sale              0              0
         securities
        (Increase) in prepaid rent                            0         (1,490)
         Decrease in contracts receivable                     0         10,000
         Increase in accounts payable                    39,834         35,245
         Increase / (decrease) credit line                 (356)             0
         Increase / (decrease) in loan payable           11,187         58,653
         Decrease in assets held for sale                     0              0
        (Decrease) in management fees                         0        (19,463)
         Increase in security deposits                      604         59,306
         Increase (decrease) in property tax                  0         10,604
         liability
        (Increase) in deferred tax benefit              (53,842)       (26,012)
         Common stock issued for services                     0        100,200
        Net Cash provided (used) by operating            26,329        152,222
        activities

   CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property & equipment                  0          3,438
         Sale of marketable securities                        0              0
         Acquisition of investment property                   0     (6,466,235)
         Purchase of marketable securities                    0              0
         Loan fees                                            0              0
        Net cash provided (used) by investing                 0     (6,462,797)
         activities

CASH FLOWS FROM FINANCING ACTIVITIES
        Investment property mortgages                   (31,581)       436,252
        Greentree lease                                    (365)          (486)
        Trust deeds                                           0      2,754,000
        Mortgage principle                                    0        913,364
        Common stock                                          0         (5,594)
        Decrease in stock subscription receivable             0         20,000
        Paid in capital                                       0      2,187,329
        Net cash provided (used) by financing           (31,946)     6,304,865
        activities
        Net increase (decrease) in cash                  (5,618)        (5,710)
       Cash at beginning of period                       75,050         59,254
       Cash at end of period                        $    69,432    $    53,544
       Supplemental  Cash Flow Disclosures
       Cash paid during year for interest           $    95,375    $   140.056
        Schedule of Non-Cash Activities
       Common stock issued for services             $         0    $   100,200







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

i. Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at September 30, 2000 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate. Note 2p and 2q reflect the fair value of notes, trusts, and mortgages payable in accordance with SFAS 107.



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

l.  Line of Credit

The Company has a $ 50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. (i.e. if prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. There is an outstanding balance of $ 29,644 as of September 30, 2000.

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





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n.  Investments in Securities

Marketable securities at September 30, 2000 and 1999 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the state statement of operations under other income & expenses.

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

Land                                                                $   327,614
     Property & equipment                                                34,070
Buildings                                                             3,075,704
Computer                                                                  4,764
Furniture                                                                12,223
Tenant Improvements                                                     158,694
                                                                    $ 3,613,069
Less Accumulated Depreciation                                          (253,835)

Net Property and Equipment                                          $ 3,359,235

p.  Property Held for Sale

      Location                         Description        Cost        Debt
2016-18 Balboa                           4 Units    $  420,000   $  234,994
2015-17 Hornblend
2135-39 Grand Ave                        Tri-plex      355,350      270,113
4592 Bancroft                            7 Units       390,000      260,447
                                                          -----------------
                                                          -----------------
NRV                                                                (143,255)
                              ---------------------------------------------
                              ---------------------------------------------
                                 Total              $1,022,095   $  765,341
                                            ====================================

In April the 3rd Ave. #4 property sold for $ 173,000. Total cost of the asset sold was $ 154,892 leaving a net gain of $ 18,108. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 143,255 in accordance with SFAS 121.


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


     Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. All gains and losses will be recorded in the statement of operations under other income and expenses. As of September 30, 2000 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s.  Accounts Receivable

         Accounts receivable consist of the following:
                                  September 30, 2000

Accounts receivable  Various        $  5,877
Accounts receivable  Carrera             520
Accounts receivable  Gahi              1,450
Accounts receivable  Trans-Caribe      3,187
Accounts receivable  Fortune Oil      11,500
Accounts receivable  Bellissima       11,000
Accounts receivable  3rd. Avenue      15,083
Accounts receivable  Ashy              5,000
Accounts receivable  Todd Smith      254,554
Accounts receivable  Trans-Caribe      1,000
                            Total   $308,171
--------------------------------------------


The Company expects to collect accounts receivable within one year. As of September 30, 2000 the accounts receivable outstanding is fully expected to be collected. Therefore, the Company has not set up an allowance for doubtful accounts.

Due to the nature of business that Northwest Medical Clinic Inc. conducts a reserve for bad debt that must be in place too properly state the accounts receivable as of September 30, 2000.

Accounts receivable     $ 2,944,754
Reserve for bad debts    (1,360,659)

                        $ 1,584,095





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

                              September 30,    December 31,
                                  2000          1999

Numerator  income / (loss)      $    61,456   $  (712,680)
Denominator  weighed average
number of shares outstanding      7,107,903     5,055,774

Basic gain / (loss) per share   $    0.0086   $   (0.1401)




                                   June 30,       December 31,
                                      2000            1999

Numerator  income / (loss)        $    61,456   $  (712,680)
Denominator  weighed average
number of shares outstanding        8,807,903     6,276,048


Diluted gain / (loss) per share   $    0.0070   $     (0.11)


NOTE 3.  OPERATING LEASE

     The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 3,434 per month. The Companys lease agreement expires December 31, 2000. The Company has an option to continue on a month to month basis at the end of the current lease.

     Rent expense as of September 30, 2000 and 1999 is $ 41,793 and $ 17,552.

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
                 ---------------
                 ---------------
                        $209,208
-----------------====================





NOTE 4.  MARKETABLE SECURITIES

     At September 30, 2000, the Company held trading securities of the following companies:

                      Number of   Mkt. Price               FMV
                        Shares    At September 30, 2000    At September 30, 2000

Beach Brew             625,000         0.02                 17,500
Blue Gold              125,000         0.00                    125
Carrara                325,000         0.00                    370
First Genx.com         600,000         0.05                 30,000
Fortune Oil             33,000         0.18                  5,940
Greenland                4,113         0.36                  1,481
Mezzanine Capital      107,000         3.25                347,750
Nicholas Inv           364,583         0.00                    364
Peacock Financial      200,000          .30                 60,000
Phantom Film Corp.     150,000         0.01                  1,500
Pro Glass              368,892         0.06                 22,133
Spa International      245,165         0.00                      0
Spectrum               600,000         0.04                 24,960
Superior Oil           100,000         0.03                  3,000
Thunderstore             3,068         0.03                     92
Total Entertainment     55,000         0.06                  3,300
Regan                    5,000         0.00                      0
Processing              20,000         0.01                    278


Total                                                     $518,793
                                                     =======================

The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of September 30, 2000 in accordance with paragraph 13 of SFAS 115.




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

As of September 30, 2000 there were 8,170,303 shares of common stock and 850,000 shares of preferred stock outstanding.



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

At September 30, 2000 the Company has significant operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows:

                                 September 30,
                                      2000
Net Operating Losses :
 -------------------------------------------
 -------------------------------------------
Net operating loss carryforwards     766,046
                       ---------------------
                       ---------------------

 -------------------------------------------
 -------------------------------------------
Income Tax Benefit                 $(381,154)
                       =====================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.


NOTE 7.  ACQUISITIONS

The acquisitions of RB Capital and Equities, Inc., a Nevada corporation, and its subsidiaries (Gam Properties and Miramar Road Associates, LLC) were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. and its two subsidiaries (Amerimed of Georgia and Florimed of Florida). The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic LLC operates in the personal injury area and also performs sleep apnea procedures. For all intent and purposes Florimed and Amerimed are no longer performing any medical services, however, they still have active accounts receivables which they receive payment on. The major asset acquired in the transaction is, $ 1,417,481 in accounts receivable. The major liabilities are notes payable totaling $ 132,553. Triad Industries, Inc. will acquired 100% of the equity interest of Northwest Medical Clinic, Inc. in return for voting common stock, and that Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 1,463,302 shares of common stock on June 30, 2000 for the purchase of Northwest Medical Clinic, Inc.

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

     (B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 8,170,303 and 6,403,418 shares issued and outstanding for September 30, 2000 and December 31, 1999, respectively.

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

A total of 93,440 shares were issued for services to management and key employees for the nine months ended September 30, 2000.





                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As of September 30, 2000 the Company has $3,885,699 in total current assets and equity of $3,567,306 with which to pay its obligations.

Results of Operations

     For the quarter ended September 30, 2000 the Company had revenues of $564,900 and operating expenses of $506,886 compared to revenues of $232,082 and operating expenses of $461,341 for the same period of 1999.

     The $332,818 increase in revenues for the first three months ending September 30, 2000 compared to the same period of 1999 can largely attributed to $291,467 in revenues from Northwest Medical Clinic which was acquired on June 30, 2000.

     For the three months ended September 30, 2000 compared to the same period of 1999 depreciation and amortization decreased $41,427. This is due to the Company selling three of the Gam real estate properties and loan fees on the commercial building are now fully amortized. Bad debt expense increased $98,706 due to the write off of uncollectable receivables at the Northwest Medical Clinic.

     For the nine months ended September 30, 2000 the Company had revenues of $1,185,074 compared to $505,850 and operating expenses of $1,071,908 compared to $1,086,265 for the same period of 1999.

     The Company had a gain on the sale of assets of $18,108 compared to a loss of $206,715 for the same nine month period of 2000 compared to 1999. This can be attributed to a strengthening real estate market in the San Diego area. The Company also had a net unrealized gain of $64,333 for the nine months ended September 30, 2000 in marketable securities compared to a gain of $171,617 for the nine month period ended September 30, 1999. General and administrative charges also decreased approximately $170,000 due to management streamlining the companies operations.



                                       20
Net Operating Loss

     The Company has accumulated approximately $766,046 of net operating loss carryforwards as of September 30, 2000, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 1999 in the amount of $367,300 and for the nine months ended September 30, 2000 in the amount of $381,154.

Sale of Common Capital Stock

     None.

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




                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

                                       21
         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION


         None

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


A. Notice of Annual Meeting, Proxy Information & Proxy, Filed August 1, 2000 regarding September 15, 2000 meeting

B.       Reports on Form 8K
* Report on Form 8-K was filed on June 30, 2000 regarding the purchase of Northwest Medical Clinic, Inc., Florimed of Tampa, Inc., and Amerimed of Georgia, Inc.




                                       22



                                                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRIAD INDUSTRIES, INC.


Dated: May 24, 2001

                                   By:/S/ Gary DeGano
                                          Gary DeGano
                                          President, Director


                                   By:/S/ Michaek=l Kelleher
                                          Michael Kelleher
                                          Secretary, Treasurer and Director






                                       S-1