Form 10KSB/A
period 2000-12-31
TRIAD INDUSTRIES INC
filed 2001-06-13
CIK 1092105

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

 Common Stock                          8,658,303 Shares Outstanding
 $0.001 par value                        as of December 31, 2000

                       Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Companys definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

       Traditional Small Business Disclosure Format (check one): Yes x No

         The issuers revenues for its most recent year were $1,539,573.



                             TRIAD INDUSTRIES, INC.
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business                                 2-4
Item 2.          Description of Property                                 4-5
Item 3.          Legal Proceedings                                       5-6
Item 4.          Submission of Matter to a Vote of Security Holders      6
                                     PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                             6-7

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                           7-8

Item 7.          Financial Statements                                    8

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                9

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act    9-10

Item 10.         Executive Compensation                                   10-11

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                           11

Item 12.        Certain Relationships and Related Transactions            12

Item 13.        Exhibits and Reports on Form 8-K                          12


                SIGNATURES                                                S-1








                                        1

ITEM     1.       Description of Business

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

     In September of 1999 Triad Industries acquired the unowned 1% interest in Miramar Road Associates, for cash.

     On June 30, 2000 Triad acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc., a Georgia corporation and recapitalized the Company to with the assets subject to the liabilities of all three entities into one newly capitalized corporation named Northwest Medical Clinic, Inc., in exchange for 1,463,302 shares of common stock.

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

5- Healthcare Resource Management, Inc., INC., Inc., a Nevada corporation. Presently inactive.

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

                                 Current                   Interest
Property                          Value**   Mortgage         Rate

Miramar*
6920 Miramar Road               $3,305,805  $3,036,650       11.3%
42 Tenants

Gam
4582 Bancroft                  $  363,570   $  258,859       8.0%

2135-39 Grand Ave              $  326,685   $  228,642       8.3%

2016-18 Balboa                 $  385,602   $  302,148       8.45%
2015-17 Hornblend

Totals .                       $4,381,662   $3,826,299





                      Equity     Annual       Occupancy
                                 Rental

Miramar*
6920 Miramar Road $    269,155   $593,484         98%
42 Tenants

Gam
4582 Bancroft         $106,711   $ 49,020        100%

2135-39 Grand Ave     $ 98,043   $ 30,900        100%

2016-18 Balboa        $ 83,454   $ 36,000        100%
2015-17 Hornblend

Totals                $557,363   $709,404




* Miramar building is sold and currently in escrow for $3,950,000 **This includes an adjustment for a Net Realization Valuation

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

                                     Part II

Item 5.  Market for Registrants Common Equity and Related Matters

     The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TRDD. The company stock has, during the fiscal year ending December 31, 2000, traded between $.25 and $1.00 per share. The number of shares of record of common stock, $.001 par value, of the Company was 8,658,303 as of December 31, 2000. The Company has not yet adopted any policy regarding payment of dividends.

     The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:

                       Low         High
Qtr Ended 12-31-98   $    .12$      .25
Qtr Ended 3-31-99    $    .25$      .50
Qtr Ended 6-30-99    $    .12$      .187
Qtr Ended 9-30-99    $    .12$      .1875
Qtr Ended 12-31-99   $    .06$      .125
Qtr Ended 3-31-00    $    .55$     1.00
Qtr Ended 6-30-00    $    .25$      .55
Qtr Ended 9-30-00    $    .38$      .60
Qtr Ended 12-31-00   $    .25$      .30

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

Expenses

     General and administrative expenses for the year ended December 31, 2000 were $1,123,393 compared to $1,128,992 for 1999, a decrease of $5,599 or .05%.
This decrease is attributed to the streamling of the Companys operations.

     Depreciation and amortization expense was $235,131 for fiscal year 2000 as compared to $208,473 for 1999, an increase of $26,658 or 13% which is a result of owning the commercial property for the entire 12 months of the fiscal year, whereas the Company acquired this property on February 26, 1999 and only held the property for ten months in 1999.

     Interest expense increased by $123,742 to $526,910 in fiscal 2000 over $403,168 in 1999;this increase of $123,942 was caused by the properties available for sale and the commercial building. The available for sale and commercial property were acquired as of February 26, 1999 so interest in 1999 was for only ten months on all the properties. For the year ending December 31, 2000, the Company held these properties for the entire year, creating the majority of this increase. Also, the available for sale properties have adjustable rate mortgage which also contributed to this increase.

Liquidity and Capital Resources

     Existing current assets of $4,076,293 compared to current liabilities of $1,606,556 provide a 2.5 to 1 working capital ratio which along with existing cash flows serves all the Companys short term debt and operating requirements.

     The sale of the Miramar commercial building, which is in escrow, will provide approximately $600,000 cash in the second quarter of 2001.

     In addition, the annual projected income from Northwest Medical Clinic should increase to $1,300,000 for fiscal year 2001. The can be attributed to increased advertising and the Company entering additional medical fields which provide a more diverse revenue stream.
                                                                   8
Item 7.  Financial Statements and Supplementary Data

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
                                                Title of   Amount of
Name                             Position         Class      Shares   Percentage

Gary DeGano                      President        Common     295,000          3%
816 Nantasket Court              Director         Common
San Diego, CA 92109

Linda Bryson                     Vice President   Common     264,000          3%
9980 Scripps Vista Way           Director
# 96
San Diego, CA 92131

Michael Kelleher                 Secretary        Common     249,900          3%
32621 Guevara Drive              Director
Temecula, CA 92592

J. William Byrd                  Vice President   Common     463,946          5%
PO Box 95583
Atlanta, GA 30347

Richard Furlong                  Director         Common     463,946          5%
PO Box 17135
Tampa, FL 33682

James B. Crowell                 Director         Common     189,000          2%
PO Box 15711
Long Beach, CA 90818

         Management as a Group                             1,925,792         22%

Others owning more than 5%

American Health Systems, Inc.                              1,040,000         12%
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

Name                                  Year       Salary    Bonus     Restricted
                                                                        Stock

Gary DeGano, President                1999     $ 50,000    $25,000      $ 6,000
Director                              2000       60,000                  24,000

Linda Bryson, Vice President          1999       40,000                   4,800
Director                              2000       48,000                  22,800

Michael Kelleher, Secretary           1999       30,000                   3,600
Director                              2000       48,000                  22,800

J. William Byrd, Vice President       1999          -                       -
Director                              2000       26,000                  11,280

Richard Furlong, Director             1999          -                       -
                                      2000       26,000                  11,280

James Crowell, Director               1999          -                     1,000
                                      2000          -                    18,000
                                       10

     Directors receive $18,000 a year payable in common stock

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

     On March 1, 2000 the Company issued 123,333 shares of common stock to its President for services.

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


/S/ Linda M. Bryson          Vice President                     March 31, 2001
Linda M. Bryson


/S/ Michael Kelleher         Secretary and CFO         March 31, 2001
Michael Kelleher


















                                                                  S-1