Form 10QSB/A
period 2001-03-31
TRIAD INDUSTRIES INC
filed 2001-06-13
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q /A

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


                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION
Heading                                                                 Page

Item 1.               Consolidated Financial Statements                  1-2

                      Consolidated Balance Sheets December 31, 2000
                         And March 31, 2001                              3-4

                      Consolidated Statements of Operations three months
                         Ended March 31, 2001 and  2000                  5

                      Consolidated Statements of Stockholders Equity     6-8

                     Consolidated Statements of Cash Flows three months
                           Ended March 31, 2001 and  2000                9

                      Notes to Consolidated Financial Statements         10-20

Item 2.               Managements Discussion and Analysis and
                           Result of Operations                          23-24



                           PART II. OTHER INFORMATION

Item 1.               Legal Proceedings                                  25

Item 2.               Changes in Securities                              25

Item 3.               Defaults Upon Senior Securities                    25

Item 4.              Submission of Matter to be a Vote of                25
                          Securities Holders

Item 5.               Other Information on Form 8-K                      25

Item 6.               Exhibits and Reports on 8K                         26

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




                                        1

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C.Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra,Jr.,
C.P.A.
Certified Public Accountants



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
RB Courtyard, Suite 232
16935 W. Bernardo Drive
San Diego, CA  92126


                          INDEPENDENT ACCOUNTANT REPORT


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



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC
May 15, 2001



                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000
                                   ASSETS
                                   Three Months
                                      Ended        Year Ended
                                   March 31,       December 31,
                                     2001             2000
CURRENT ASSETS
   Cash                           $    60,702    $    54,384
   Accounts receivable                307,222        304,235
   Accounts receivable
   medical clinic (see note 2g)     1,497,078      1,586,182
   Marketable securities              591,729        473,367
   Impound account                     12,610         12,610
   Assets held for sale             1,075,858      1,075,858
   Deferred tax benefit               565,161        569,657
     Total Current Assets           4,110,360      4,076,293
NET PROPERTY & EQUIPMENT            3,323,907      3,356,160
OTHER ASSETS
   Investment in securities
   available for sale                 115,000        115,000
   Loan fees                           91,528         91,528
   Accumulated amortization              (926)             0
    Total Other Assets                205,602        206,528
    TOTAL ASSETS                  $ 7,639,869    $ 7,638,981





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                             Three Months
                                                Ended         Year Ended
                                              March 31,       December 31,
                                                2001             2000
 CURRENT LIABILITIES
    Accounts payable                        $     8,788    $    84,675
    Loans payable                               291,497        277,433
    Line of credit                               29,916         30,160
    Greentree lease                                  62            224
    Taxes payable                                 6,251          6,251
    Security deposits                            46,616         47,259
    Notes payable on assets held for sale       786,415        787,649
    Trust deeds and mortgages - STP             372,905        372,905
    Total Current Liabilities                 1,542,450      1,606,556
LONG-TERM LIABILITIES
    Trust deeds and mortgages - LTP           2,660,701      2,663,745
      Total Long-Term Liabilities             2,660,701      2,663,745
 TOTAL LIABILITIES                            4,203,151      4,270,301
 STOCKHOLDERS' EQUITY
    Preferred stock ($1.00
    par value, 10,000,000 shares
    authorized 850,000 shares
    issued and outstanding for
    or 2000 and 1999, respectively)             850,000        850,000

    Common stock ($0.001 par
    value, 50,000,000 shares
    authorized 9,578,165 and
    8,658,303 shares issued
    and outstanding for
    March 31, 2001 and
    December 31, 2000, respectively)              9,578          8,658
   Additional paid-in capital                 3,805,518      3,644,874
    Stock subscription receivable              (181,500)       (62,500)
    Retained earnings                        (1,046,878)    (1,072,352)
      Total Stockholders' Equity              3,436,718      3,368,680
 TOTAL LIABILITIES
  & STOCKHOLDERS' EQUITY                    $ 7,639,869    $ 7,638,981





                            TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                    Consolidated Statements of Operations
              For the Three Months Ended March 31, 2001 and 2000
                                         Three Months       Three Months
                                            Ended              Ended
                                           March 31,          March 31,
                                            2001               2000
REVENUES
   Consulting income                    $    200,102    $     93,964
   Medical fee income                        281,939               0
   Rental income                             189,485         166,856
   Costs of revenues                         (12,880)        (17,400)
Total Net Revenues                           658,646         243,420
OPERATING COSTS
   Depreciation & amortization                36,179          85,040
   Bad debt expense                           79,279               0
   Administrative expenses                   362,745         166,897
Total Operating Costs                        478,203         251,937
OTHER INCOME & (EXPENSES)
   Interest income                                89             317
   Other income                                   48               0
   Realized gain on sale
   of marketable securities                   21,052               0
   Cost of sales of marketable
   securities                                 (8,954)        (15,198)
   Unrealized gain on valuation
   of marketable securities                        0         253,309
   Unrealized (loss) on valuation
   of marketable securities                  (61,401)              0
   Net gain / (loss) on
   disposable assets                               0           4,500
   Utility Charges                                 0           1,250
   Fee income                                      0              20
   Interest expense                         (101,308)       (106,259)
Total Other Income & (Expenses)             (150,474)        137,940
NET INCOME BEFORE TAXES                       29,970         129,423
PROVISION FOR INCOME TAXES  (BENEFIT)          4,496          33,726
NET INCOME                              $     25,474    $     95,697
BASIC EARNINGS (LOSS) PER SHARE         $     0.0028    $     0.0147
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 9,069,931       6,514,585
DILUTED EARNINGS (LOSS) PER SHARE       $     0.0024    $     0.0116
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                10,769,931       8,214,585










                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                    From December 31, 1997 to March 31, 2001

                                     Preferred   Preferred   Common
                                        Shares     Stock      Shares

Balance, December 31, 1997               -            -   $2,339,529

Common stock issued June 17,1998
for securities valued @
$1.07 per share                          -            -       13,200

Common stock issued
June 17, 1998 for
securities valued @
$.90066 per share                        -            -       60,000

Common stock issued
June 17, 1998
for securities valued
@ $.084 per share                        -            -       15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share       -            -       30,480

Common stock issued June 17, 1998
for securities valued @ $.334
per share                                -            -      135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                -            -      300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                       -            -      375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                    -            -       18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share    -            -       60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share       -            -       60,486

Common stock issued December 31,1998
or securities valued @ $.206 per share   -            -      225,000

Contributed capital                      -            -            -

Net loss for the year ended
December 31,1998                         -            -            -

Balance, December 31, 1998               -            -    3,633,204









                                             Common    Additional      Stock
                                              Stock      Paid In    Subscription
                                                        Capital      Receivable


Balance, December 31, 1997               $    2,340   $  634,656       $    -

Common stock issued June 17,1998
for securities valued @
$1.07 per share                                  13       14,105            -

Common stock issued
June 17, 1998 for
securities valued @
$.90066 per share                                60       53,980            -

Common stock issued
June 17, 1998
for securities valued
@ $.084 per share                                15        1,245            -

Common stock issued June 17, 1998
for note payable @ $.334 per share               30       10,150            -

Common stock issued June 17, 1998
for securities valued @ $.334
per share                                       135       44,955            -

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                       300       99,900            -

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                              375       62,375            -

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                            19        6,044            -

Common stock issued December 31, 1998
for management fees @ $.334 per share            61       20,233            -

Common stock issued December 31, 1998
for note payable @ $.334 per share               60       20,142            -

Common stock issued December 31,1998
or securities valued @ $.206 per share          225       46,175            -

Contributed capital                               -        1,717            -

Net loss for the year ended
December 31,1998                                  -            -            -

Balance, December 31, 1998                    3,633    1,015,677      (62,500)






                                           Retained     Total
                                           Earnings

Balance, December 31, 1997               $  95,266    $ 732,262

Common stock issued June 17,1998
for securities valued @
$1.07 per share                                  -       14,118

Common stock issued
June 17, 1998 for
securities valued @
$.90066 per share                                -       54,040

Common stock issued
June 17, 1998
for securities valued
@ $.084 per share                                -        1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share               -       10,180

Common stock issued June 17, 1998
for securities valued @ $.334
per share                                        -       45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        -      100,200

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                               -          250

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                            -        6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share            -       20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share               -       20,202

Common stock issued December 31,1998
or securities valued @ $.206 per share           -       46,400

Contributed capital                              -        1,717

Net loss for the year ended
December 31,1998                           (62,126)     (62,126)

Balance, December 31, 1998                  33,140      989,950





      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued) From December 31, 1997 to March 31, 2001

                                               Preferred  Preferred   Common
                                                Shares     Stock      Shares

Balance, December 31, 1998                          -           -   3,633,204

 Recapitalization (Note 1)                          -           -     526,672

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share              -           -     313,942

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                               -           -   1,120,000

 Preferred stock issued on March
15,1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share            700,000     700,000           -

 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share               150,000     150,000           -

 Stock subscription receivable                      -           -           -

 Common Stock issued December
 1999 for cash @ $0.22 per share                    -           -     320,000

 Common Stock issued December 1999
 for management fees @ $0.06 per share              -           -     489,600

 Net loss for the year ended
 December 31, 1999                                  -           -           -

 Balance, December  31, 1999                  850,000   $ 850,000   6,403,418

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                       -           -      72,000

Stock issued on March 1, 2000
for
services rendered @ $0.15 a share                   -           -     123,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                       -           -      70,000

 Stock issued on June 30, 2000
for
 the Purchase of Northwest, LLC
 @ $0.96 a share                                    -           -   1,463,302

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                   -           -      36,583

 Stock issued on October 1, 2000
to
 Novak Capital @ $0.20 a share                      -           -     200,000

 Stock issued on December 12,
 2000
 to Directors @ $0.24 a share                       -           -     288,000

 Net loss for the year ended
December 31, 2000                                   -           -           -

 Balance, December  31, 2000                  850,000   $ 850,000   8,658,303








                                                         Additional      Stock
                                                Common    Paid in   Subscription
                                                Stock     Capital    Receivable


Balance, December 31, 1998                       3,633    1,015,677     (62,500)

 Recapitalization (Note 1)                         527       33,396     (20,000)

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share             314      196,527            -

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                            1,120      698,880            -

 Preferred stock issued on March
15,1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                   -            -            -

 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                      -            -            -

 Stock subscription receivable                       -            -       20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                   320       71,625            -

 Common Stock issued December 1999
 for management fees @ $0.06 per share             489       28,886            -

 Net loss for the year ended
 December 31, 1999                                   -            -            -

 Balance, December  31, 1999                $    6,403   $2,044,991   $ (62,500)

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                       72        4,248            -

Stock issued on March 1, 2000
for
services rendered @ $0.15 a share                  123       17,877            -

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                       72       35,928            -

 Stock issued on June 30, 2000
for
 the Purchase of Northwest, LLC
 @ $0.96 a share                                 1,463    1,399,555            -

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                   37       35,083            -

 Stock issued on October 1, 2000
to
 Novak Capital @ $0.20 a share                     200       39,800            -

 Stock issued on December 12,
 2000
 to Directors @ $0.24 a share                      288       67,392            -

 Net loss for the year ended
December 31, 2000                                    -            -            -

 Balance, December  31, 2000                $    8,658   %3,644,874   $ (62,500)




                                                Retained       Total
                                                Earnings


Balance, December 31, 1998                       33,140        989,950

 Recapitalization (Note 1)                            -         13,923

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share                -        196,841

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                                 -        700,000

 Preferred stock issued on March
15,1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                    -        700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                       -        150,000

 Stock subscription receivable                        -         20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                      -         71,945

 Common Stock issued December 1999
 for management fees @ $0.06 per share                -         29,375

 Net loss for the year ended
 December 31, 1999                             (712,680)      (712,680)

 Balance, December  31, 1999                $  (679,540)   $ 2,159,354

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                         -          4,320

Stock issued on March 1, 2000
for
services rendered @ $0.15 a share                     -         18,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                         -         36,000

 Stock issued on June 30, 2000
for
 the Purchase of Northwest, LLC
 @ $0.96 a share                                      -      1,401,018

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                     -         35,120

 Stock issued on October 1, 2000
to
 Novak Capital @ $0.20 a share                        -         40,000

 Stock issued on December 12,
 2000
 to Directors @ $0.24 a share                         -         67,680

 Net loss for the year ended
December 31, 2000                              (392,811)      (392,811)

 Balance, December  31, 2000                $(1,072,352)    $3,368,680









                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
           Consolidated Statement of Stockholders' Equity (continued)
                    From December 31, 1997 to March 31, 2001

                                          Preferred   Preferred   Common
                                           Shares      Stock      Shares

 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a
share                                           -           -      50,000

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                -           -     144,762

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a
share                                           -           -      25,100

Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                -           -     700,000

 Net loss for the three months
ended
 March 31, 2001                                 -           -           -

 Balance, March  31, 2001                 850,000   $ 850,000   9,578,165




                                          Common    Additional    Stock
                                           Stock      Paid in    Subscription
                                                     Capital     Receivable


 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a
share                                         50      8,450          -

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share             145     30,179          -

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a
share                                         25      3,715          -

Stock issued on March 1, 2001  to
 management fees @ $0.17 a share             700    118,300   (119,000)

 Net loss for the three months
ended
 March 31, 2001                                -          -          -

 Balance, March  31, 2001               $  9,578  $3,805,518 $(181,500)





                                             Retained     Total
                                             Earnings


Stock issued on January 15, 2001
 for consulting fees @ $0.17 a
share                                             -          8,500

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                  -         30,324

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a
share                                             -          3,740

Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                  -              0

 Net loss for the three months
ended
 March 31, 2001                              25,474         25,474

 Balance, March  31, 2001               $(1,046,878)   $ 3,436,718








                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                          Three Months   Three Months
                                             Ended          Ended
                                           March 31,      March 31,
                                             2001            2000
 CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss) from operations           25,474    $  95,697
      Depreciation &
      Amortization Expense                    36,179       85,040
     (Increase) in accounts receivable        86,117       (9,648)
      Unrealized (gain) on available
      for sale securities                    (96,099)    (253,309)
      (Increase) in assets held for sale           0       (6,100)
      (Decrease) in accounts payable         (75,887)     (13,864)
       Increase in loans payable              14,064       75,454
      (Decrease) in line of credit              (244)      (4,524)
      (Decrease) / increase in
       security deposits                        (643)         910
       Deferred tax benefit                    4,496       33,726
       Common stock issued for services      161,564
                                                           22,320
      Net Cash provided by
      operating activities                   155,021       25,702
 CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of marketable securities      (1,211)           0
       Sale of marketable securities         (21,052)           0
       Purchase of fixed assets               (3,000)     (40,723)
      Net cash (used) by investing
      activities                             (25,263)     (40,723)
CASH FLOWS FROM FINANCING ACTIVITIES
      Investment Property Mortgages           (1,234)           0
     Greentree Lease                            (162)        (348)
      Mortgage Principal                      (3,044)      (4,451)
      Stock subsription                     (119,000)           0
      Net cash (used) by financing
      activities                            (123,440)      (4,799)
     Net increase (decrease) in cash           6,317      (19,821)
     Cash at beginning of year                54,384       43,236
     Cash at end of year                   $  60,702    $  23,415
     Supplemental  Cash Flow Disclosures
     Cash paid during year for interest      101,308
     Schedule of Non-Cash Activities
     Common Stock issued for services        161,564       22,320



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

c.   Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months of less when purchased to be cash equivalents.

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

Due to the nature of business that Northwest Medical Clinic Inc. conducts, a reserve for bad debts that must be in place too properly state the account receivable as of March 31, 2001.

Accounts receivable     $ 3,056,107
Reserve for bad debts    (1,559,029)

                        $ 1,497,078

 h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at December 31, 2000 and 1999 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate. Note 2n and 2o reflect the fair value of notes, trusts, and mortgages payable in accordance with SFAS 107.

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

n.  Property Held for Sale

     All of the Companys properties held for sale are on a thirty-year mortgage.

      Location          Description  Interest Rate      Cost           Debt

     2016-18 Balboa*      4 Units       7.817%        $420,000      $301,396
     2015-17 Hornblend*
     2135-39 Grand Ave.   Tri-plex      7.667%         355,350       228,371
     4592 Bancroft        7 Units       7.500%         396,057       256,648
      NRV                                              (95,549)
                                        Total    $   1,075,858    $  786,415

This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 95,549, in accordance with SFAS 121.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o.       Long-Term Debt  Miramar Building

                Interest Rate     Debt    Maturity Date
First Trust Deed    10.470 %   $2,336,956   12/08/25
Second Trust Deed   14 %          559,250   12/08/02
Third Trust Deed    14 %          137,400   12/08/02
                                   -------------------
                               $3,033,606
                            ===================

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

                                   March 31,      December 31,

                                     2001           2000

Land                              $ 327,614      $ 327,614
                ------------------------------------------
                ------------------------------------------
Buildings                         3,038,357      3,038,357
                ------------------------------------------
Equipment                            34,070         34,070
                ------------------------------------------
Computer                              4,764          4,764
                ------------------------------------------
Furniture                            12,223         12,223
                ------------------------------------------
Tenant Improvements                 164,669        161,669
                        ----------------------------------
                        ----------------------------------
                                $ 3,581,697    $ 3,578,697
                ------------------------------------------
                ------------------------------------------
Less Accumulated Depreciation      (257,790)      (222,537)
                        ----------------------------------
                        ----------------------------------

                ------------------------------------------
                ------------------------------------------
Net Property and Equipment      $ 3,323,907    $ 3,356,160
                        ==================================

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q.  Investments in Securities Available for Sale

In 1995, the Company bought 250,000 shares of Heritage National Corporation at $
0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass at $ .10 a share.

                                Number of    Value           Balance
                                  Shares  At Period End At Period End

Heritage National Corporation      250,000   $   0.10$   25,000
 Pro Glass Technologies, Inc.    1,500,000       0.06    90,000

Total                                                $  115,000

Heritage National Corporation values remained the same due to the companies not trading at year-end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. All gains and losses will be recorded in the statement of operations under other income and expenses. As of March 31, 2001 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.

s.       Basic & Diluted Gain / (Loss) Per Common Share

Basic gain / (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain / (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.
                                           March 31,      December 31,
                                             2001            2000
Numerator income / (loss)                $    25,474   $  (392,811)
Denominator weighed average
number of shares outstanding               9,069,931     7,378,445
Basic gain / (loss) per share           $    0.0028   $     (0.05)

                                        March 31,        December 31,
                                          2001              2000
Numerator income / (loss)               $  25,474     $  (392,811)
Denominator weighed average
number of shares outstanding           10,769,931       9,078,445

Diluted gain / (loss) per share        $    0.0024   $     (0.04)


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

At March 31, 2001 the Company has significant operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows:
                                    March 31,
                                      2001
Net Operating Losses :
   -------------------------------------------
   -------------------------------------------
Net operating loss carryforwards     1,046,878
                         ---------------------
                         ---------------------

   -------------------------------------------
   -------------------------------------------
Income Tax Benefit                 $  (565,161)
                         =====================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.





NOTE 5.  MARKETABLE SECURITIES

At March 31, 2001, the Company held trading securities of the following companies:

                           Number of     Mkt. Price                FMV
                            Shares    At March 31, 2001   At March 31, 2001

Advance Interactive Inc.     10,625         0.97                 10,306
Beach Brew                  625,000         0.02                 17,500
Blue Gold                   125,000         0.00                    125
Carrara                     325,000         0.00                    371
First Genx.com              600,000         0.04                 27,000
Fortune Oil                  33,000         0.18                  5,940
Greenland                     4,113         0.08                    329
Merchant Park               525,000         0.30                157,500
Mezzanine Capital           107,000         3.00                321,000
Nicholas Inv                364,583         0.00                    365
Peacock Financial           200,000         0.01                  3,000
Phantom Film Corp.            5,000         0.02                    100
Pro Glass                   368,892         0.06                 22,134
Spa International           245,165         0.00                      0
Spectrum                    600,000         0.02                 15,000
Superior Oil                100,000         0.03                  3,000
Thunderstore                  3,068         0.01                     31
Total Entertainment          55,000         0.06                  3,300
Regan                         5,000         0.00                      0
Processing                   20,000         0.01                    300
5 G Wireless                 10,300         0.43                  4,429


Total                                                          $591,729


The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of March 31, 2001 in accordance with paragraph 13 of SFAS 115.

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

NOTE 7.  STOCK TRANSACTIONS

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

NOTE 7.  STOCK TRANSACTIONS (CONTINUED)

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

NOTE 7.  STOCK TRANSACTIONS (CONTINUED)

On March 1, 2000 the Company issued 123,000 shares of common stock to its President for services rendered valued at $0.15 per share.

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

On February 21, 2001 the Company issued 25,100 shares of common stock to its president for services rendered valued at $ 0.15 per share.

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





                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

As of March 31, 2001 the Company has $4,110,360 in total current assets and equity of $3,436,718 with which to pay its obligations.

The Company has entered into a sale agreement to sell its Miramar Road commercial property for $3,950,000, escrow # 1050739 at Commonwealth Title Company. The Company should net approximately $500,000 in proceeds from the sale of the building and is considering paying off $300,000 existing in debt. Escrow is scheduled to close on or about April 30, 2001.

Results of Operations

For the three months ending March 31, 2001 the Company has a net income of $25,474. This includes $36,179 in depreciation and amortization expense and a $61,401 unrealized loss in marketable securities. Administrative expenses also increased $195,848 for the first quarter of 2001 compared to the same period of 2000. This increase is predominately caused by the fact that this is the first time the results of operations for Northwest Medical Clinic appear in the first quarter of Triad Industries, Inc., consolidated statement. Northwest Medical Clinic was acquired on June 30, 2000.

The Company had revenues of $658,146 for the three months ended March 31, 2001 compared with $246,776 for the same period last year.

The Company functions in three sectors: financial services, real estate, and medical services.

                                                     Three Months Ending
                                                        March 31,  March 31,
                                                          2001       2000

Financial Services                                       200,102    97,320
Real Estate                                              189,845   166,856
Medical Services*                                        281,939         -

Total                                                    671,886   264,176
* Northwest Medical Clinic was acquired June 30, 2000
                                       23
Net Operating Loss

     The Company has accumulated approximately $1,046,878 of net operating loss carryforwards as of March 31, 2001, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2016. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2000 in the amount of $569,657 and for the three months ended March 31, 2001 in the amount of $565,161.

Sale of Common Capital Stock

     On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued as of year end 2000 at $.21 per share.

     On February 21, 2001 the Company issued 25,100 shares of common stock to its President for services rendered at $.17 per share.

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

                                       24


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

On February 21, 2001 the Company issued 25,100 shares of common stock to Gary DeGano employee for services rendered at $.17 per share.

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

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None

                                       25
                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Reports on Form 8K
                  None.
         b.       Form 10KSB filed by reference on March 29, 2001.









                                       26

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