Form 10QSB/A
period 2000-03-31
TRIAD INDUSTRIES INC
filed 2001-06-29
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2000
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

         Class                              Outstanding as of  March 31, 2000
Common Stock, $0.001                                  6,598,418


                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                               Page

Item 1.               Consolidated Financial Statements               1-2

                      Consolidated Balance Sheets December 31, 1999
                         And March 31, 2000                           3-4

                      Consolidated Statements of Operations three months
                         Ended March 31, 2000 and  1999               5

                      Consolidated Statements of Stockholders Equity  6-7

                      Consolidated Statements of Cash Flows three months
                           Ended March 31, 2000 and  March 31, 1999   8

                      Notes to Consolidated Financial Statements      9-18

Item 2.               Managements Discussion and Analysis and
                           Result of Operations                       19



                           PART II. OTHER INFORMATION

Item 1.               Legal Proceedings                               19

Item 2.               Changes in Securities                           19

Item 3.               Defaults Upon Senior Securities                 19

Item 4.               Submission of Matter to be a Vote of            19
                          Securities Holders

Item 5.               Other Information on Form 8-K                   20

Item 6.               Exhibits and Reports on 8K                      20

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

     The unaudited balance sheet of the Company as of March 31, 2000, and the related audited balance sheet of the Company as of December 31, 1999, the unaudited statement of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999 the audited statements of stockholders equity for the period from December 31, 1997 through December 31, 1999 and the unaudited statement of stock holders equity for the three months from January 1, 2000 through March 31, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.








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

We have restated the reviewed accompanying consolidated balance sheets of Triad Industries, Inc. (formerly RB Capital & Equities, Inc.) as of March 31, 2000 the related statements of income, changes to stockholders equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC


May 12, 2000


                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                          As of March 31, 2000 and 1999
                                     ASSETS
                                                  Three Months
                                                      Ended          Year Ended
                                                     March 31,      December 31,
                                                       2000             1999
         Current Assets
            Cash                                   $    23,415      $    43,236
            Accounts receivable                        354,883          345,235
           Marketable securities                       707,769          454,460
            Impound account                              4,062            4,062
            Assets held for sale                     1,208,195        1,202,095
            Deferred tax benefit                       333,574          367,300

              Total Current Assets                   2,631,898        2,416,387


          Net Property and Equipment                 3,378,357        3,386,717

         Other Assets
            Investment in securities
            available for sale                         175,000          175,000
            Gift Certificates                            6,000            6,000
            Loan fees                                  143,779          143,779
            Accumulated amortization                  (107,835)         (71,890)
              Total Other Assets                       216,944          252,889
                TOTAL ASSETS                       $ 6,227,199      $ 6,055,993





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                          As of March 31, 2000 and 1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    Three Months
                                                       Ended         Year Ended
                                                      March 31,     December 31,
                                                        2000              1999
Current Liabilities
   Accounts payable                                $     7,109      $    20,963
   Loans payable                                       166,169           90,715
   Greentree lease                                       1,307            1,655
   Taxes payable                                        16,855           16,855
   Line of credit                                       20,597           25,121
   Security deposits                                    40,775           39,865
   Notes payable on assets
   held for sale                                       914,515          918,966

   Trust deeds and mortgages                         2,782,500        2,782,500


     Total Current Liabilities                       3,949,827        3,896,640
       TOTAL LIABILITIES                             3,949,827        3,896,640
Stockholders' Equity
   Preferred stock ($1.00
   par value, 10,000,000 shares
   authorized 850,000 and 700,000
   shares issued                                       850,000          850,000
   and outstanding for 2000 and
   1999, respectively.)

   Common stock ($0.001 par value,
   50,000,000 shares
   authorized 6,598,418 and
   6,403,418 shares issued
   and outstanding for 2000 and 1999,
   respectively.)                                        6,598            6,403

   Paid in capital                                   2,067,116        2,044,991
   Stock subscription receivable                       (62,500)         (62,500)
   Retained earnings                                  (608,892)        (679,540)


     Total Stockholders' Equity                      2,252,322        2,159,354
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                            $ 6,202,149      $ 6,055,993






                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                                                   Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,        March 31,
                                                      2000              1999
REVENUES
   Consulting income                                $    93,964     $   119,175
   Rental income                                        166,856          60,245
   Cost of revenues                                     (17,400)        (61,138)
Total Revenues                                          243,420         118,282
OPERATING COSTS
   Depreciation & Amortization                           85,040          21,091
   Administrative Expenses                              166,897         139,536
Total Operating Costs                                   251,937         160,627
OTHER INCOME & (EXPENSES)
   Interest Income                                          317               0
   Other Income                                               0               0
  Cost of sales of marketable securities                (15,198)              0
   Unrealized gain on sale of
   marketable securities                                253,309          89,374
    Net gain / (loss) on disposable assets                4,500               0
   Utility Charges                                        1,250               0
   Fee Income                                                20               0
   Interest expense                                    (106,259)        (38,767)
Total Other Income & Expenses                           137,940          50,607
NET INCOME (LOSS) BEFORE TAXES                          129,423           8,262
PROVISION FOR INCOME TAXES  (BENEFIT)                    33,726           1,239
NET INCOME (LOSS)                                   $    95,697     $     7,023
BASIC EARNINGS (LOSS) PER SHARE                     $    0.0147     $    0.0016

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                                                      6,514,585       4,414,799
DILUTED EARNINGS (LOSS) PER SHARE                   $    0.0116     $   0.0015

WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING
                                                      8,214,585       4,663,688





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                    From December 31, 1997 to March 31, 2000

                                                  Preferred     Common    Common
                                             Shares    Stock     Shares    Stock

 Balance, December 31, 1997                        -   -   2,339,529       2,340

Common stock issued June 17,1998
for securities valued @ $1.07 per share            -   -      13,200          13

Common stock issued June 17, 1998 for

securities valued @ $.90066 per share              -   -      60,000          60

Common stock issued June 17, 1998
for securities valued @ $.084 per share            -   -      15,000          15

Common stock issued June 17, 1998
for note payable @ $.334 per share                 -   -      30,480          30

Common stock issued June 17, 1998
for securities valued @ $.334 per share            -   -     135,000         135

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                          -   -     300,000         300

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                 -   -     375,000         375

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                              -   -      18,750          19

Common stock issued December 31, 1998
for management fees @ $.334 per share              -   -      60,759          61

Common stock issued December 31, 1998
for note payable @ $.334 per share                 -   -      60,486          60

Common stock issued December 31,1998
for securities valued @ $.206 per share            -   -     225,000         225

Contributed capital                                -   -           -           -

Net loss for the year ended
December 31,1998                                   -   -           -           -

Balance, December 31, 1998                         -   -   3,633,204       3,633




                                           Additional       Stock
                                            Paid in     Subscription  Retained
                                            Capital       Receivable  Earnings



 Balance, December 31, 1997               $  634,656       $    -    $   95,266

Common stock issued June 17,1998
for securities valued @ $1.07 per share       14,105            -             -

Common stock issued June 17, 1998 for

securities valued @ $.90066 per share         53,980            -             -

Common stock issued June 17, 1998
for securities valued @ $.084 per share        1,245            -             -

Common stock issued June 17, 1998
for note payable @ $.334 per share            10,150            -             -

Common stock issued June 17, 1998
for securities valued @ $.334 per share       44,955            -             -

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                     99,900            -             -

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                            62,375        (62,500)          -

Common stock issued December 31, 1998
for note payable @ $.3234 per                  6,063
share                                          6,044            -             -

Common stock issued December 31, 1998
for management fees @ $.334 per share         20,233            -             -

Common stock issued December 31, 1998
for note payable @ $.334 per share            20,142            -             -

Common stock issued December 31,1998
for securities valued @ $.206 per share       46,175            -             -

Contributed capital                            1,717            -             -

Net loss for the year ended
December 31,1998                                   -            -       (62,126)

Balance, December 31, 1998                 1,015,677      (62,500)       33,140




                                           Total

 Balance, December 31, 1997               $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share      14,118

Common stock issued June 17, 1998 for

securities valued @ $.90066 per share        54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share       1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share           10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share      45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                   100,200

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                              250

Common stock issued December 31, 1998
for note payable @ $.3234 per
share                                         6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share

Common stock issued December 31, 1998
for note payable @ $.334 per share           20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share      46,400

Contributed capital                           1,717

Net loss for the year ended
December 31,1998                            (62,126)

Balance, December 31, 1998                  989,950










                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
           Consolidated Statement of Stockholders' Equity (continued)
                    From December 31, 1997 to March 31, 2000


                                      Preferred   Preferred  Common      Common
                                        Shares      Stock     Shares      Stock

Balance, December 31, 1998                 -           -   3,633,204       3,633

 Recapitalization (Note 1)                 -           -     526,672         527

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share     -           -     313,942         314

Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                      -           -   1,120,000       1,120

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share   700,000     700,000           -           -

Preferred stock issued September 1999
 in exchange for 1.5 million
shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share      150,000     150,000           -           -

 Stock subscription receivable             -           -           -           -

Common Stock issued December
 1999 for cash @ $0.22 per share           -           -     320,000         320

 Common Stock issued December 1999
 for management fees @ $0.06 per share     -           -     489,600         489

 Net loss for the year ended
 December 31, 1999                         -           -           -           -

 Balance, December  31, 1999         850,000   $ 850,000   6,403,418   $   6,403


 Stock issued on January 5, 2000
 to Directors @ $0.06 a share              -           -      72,000          72

Stock issued on March 1, 2000
forservices rendered @ $0.15 a share       -           -     123,000         123

 Net lncome for the three months ended
 March 31, 2000                            -           -           -           -

 Balance, March  31, 2000            850,000   $ 850,000   6,598,418   $   6,598




                                        Additional        Stock
                                          Paid in       Subscription   Retained
                                          Capital       Receivable     Earnings

Balance, December 31, 1998               1,015,677       (62,500)        33,140

 Recapitalization (Note 1)                   33,396       (20,000)             -

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share      196,527             -              -

Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                       698,880             -              -

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share                -             -              -

 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                   -             -              -

 Stock subscription receivable                    -        20,000              -

 Common Stock issued December
 1999 for cash @ $0.22 per share             71,625             -              -

 Common Stock issued December 1999
 for management fees @ $0.06 per share       28,886             -              -

 Net loss for the year ended
 December 31, 1999                                -             -      (712,680)

 Balance, December  31, 1999            $ 2,044,991   $   (62,500)  $  (679,540)


 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                 4,248             -              -

Stock issued on March 1, 2000
forservices rendered @ $0.15 a share         17,877             -              -

 Net lncome for the three months ended
 March 31, 2000                                   -             -         95,697

 Balance, March  31, 2000              $ 2,067,116   $   (62,500)   $  (583,842)





                                                Total

Balance, December 31, 1998                      989,950

 Recapitalization (Note 1)                       13,923

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share          196,841

Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per
share                                           700,000

 Preferred stock issued on March
15, 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share              700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million
shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share                 150,000

 Stock subscription receivable                   20,000

 Common Stock issued December
 1999 for cash @ $0.22 per share                 71,945

 Common Stock issued December 1999
 for management fees @ $0.06 per share           29,375

 Net loss for the year ended
 December 31, 1999                             (712,680)

 Balance, December  31, 1999                $ 2,159,354


 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                     4,320

Stock issued on March 1, 2000
forservices rendered @ $0.15 a share             18,000

 Net lncome for the three months ended
 March 31, 2000                                  95,697

 Balance, March  31, 2000                   $ 2,277,372





                             TRIAD INDUSTRIES, INC
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Cash Flows
               For the Three Months  Ended March 31, 2000 and 1999
                                              Three Months   Three Months
                                                 Ended          Ended
                                               March 31,       March 31,
                                                 2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss) from operations               95,697        7,023
      Depreciation & amortization expense         85,040       21,091
     (Increase) in accounts receivable            (9,648)     (12,858)
     (Increase) in prepaid rent                        0        2,895
      Unrealized (gain) on available
      for sale securities                       (253,309)     (58,332)
     (Increase) in assets held for sale           (6,100)           0
     (Decrease) in accounts payable              (13,864)      33,802
      Increase in loans payable                   75,454       22,213
     (Decrease) in line of credit                 (4,524)           0
      Increase in security deposits                  910          625
      Deferred tax benefit                        33,726        1,239
      Common stock issued for services            22,320            0

     Net Cash provided by
     operating activities                         25,702       17,698

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets                   (40,723)           0

     Net cash used by investing activities       (40,723)           0

CASH FLOWS FROM FINANCING ACTIVITIES
     Investment Property Mortgages                     0          (98)
     Greentree Lease                                (348)        (566)
     Mortgage Principal                           (4,451)      (4,288)

     Net cash provided by
     financing activities                         (4,799)      (4,952)

    Net increase (decrease) in cash              (19,821)      12,746
    Cash at beginning of period                   43,236       17,620
    Cash at end of period                      $  23,415    $  30,366

    Supplemental  Cash Flow Disclosures
    Cash paid during the period for interest     106,259       38,767
    Schedule of Non-Cash Activities
    Common stock issued for services              22,320            0



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

b.       Basis of Consolidation

The consolidated financial statements of Triad Industries, Inc. include those accounts of RB Capital & Equity Inc., Gam Properties Inc., Healthcare Resource Management Inc., and Miramar Road Associates, LLC. Triad Industries owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

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

k.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 6 regarding income tax benefit.

l.  Line of Credit

The Company has a $ 50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. (i.e. if prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. There is an outstanding balance of $ 20,597 as of March 31, 2000.

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

Land                                          $   327,614
Buildings                                       3,067,619
Computer                                            1,000
Furniture                                           7,224
Tenant Improvements                               153,738
                                    ---------------------
                                    ---------------------
                                              $ 3,557,195
              -------------------------------------------
              -------------------------------------------
Less Accumulated Depreciation                    (178,838)
                                    ---------------------
                                    ---------------------

Net Property and Equipment                    $ 3,378,357
------------------------------------=====================


p.  Property Held for Sale

     Location                  Description        Cost           Debt

2016-18 Balboa                      4 Units    $  420,000   $  306,838
2015-17 Hornblend
2135-39 Grand Ave                   Tri-plex      355,350      233,955
4592 Brancroft                      7 Units       396,100      264,099
3635 3rd. Ave                       Condo         180,000      113,004
NRV                                              (143,255)
                            Total              $1,208,195   $  914,515

     A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 143,255 in accordance with SFAS 121.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q.  Long Term Debt  Miramar Building

First Trust Deed 2/2000     $1,800,000
           ----------------------------------------
Second Trust Deed 10/1999      380,000
           ----------------------------------------
Third Trust Deed 6/1999        315,000
           ----------------------------------------
Forth Trust Deed 4/1999        259,000
           ----------------------------------------
Fifth Trust Deed  6/2000       28,500
---------------------------------------------------
                         --------------------------
                           $2,782,500
-------------------------==========================

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


Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. All gains and losses will be recorded in the statement of operations under other income and expenses. As of March 31, 2000 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s.  Accounts Receivable


     Accounts receivable consist of the following:
                                       March 31, 2000

Accounts receivable Various             $ 12,162
Accounts receivable Carrera                  520
Accounts receivable Gahi                   1,450
Accounts receivable Trans-Caribe           2,687
Accounts receivable Fortune Oil           11,500
Accounts receivable Management fees       30,886
Accounts receivable Escondido capital     12,041
Accounts receivable Bellissima             8,000
Accounts receivable 3rd. Avenue           15,083
Accounts receivable Ashy                   5,000
Accounts receivable Todd Smith           254,554
Accounts receivable Trans-Caribe           1,000
                            Total       $354,883
------------------------------------------------

The Company expects to collect accounts receivable within one year. As of March 31, 2000 the accounts receivable outstanding is fully expected to be collected. Therefore, the Company has not set up an allowance for doubtful accounts.



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

                                  March 31,      December 31,
                                   2000            1999
Numerator   income (loss)      $    95,697   $  (712,680)
Denominator   weighed average
number of shares outstanding     6,514,585     5,055,774


Basic gain / (loss) per share $    0.0147   $   (0.1401)


                                                      March 31,    December 31,
                                                       2000            1999
Numerator                         income (loss)     $    95,697    $  (712,680)
Denominator                       weighed average
number of shares outstanding                          8,214,585      6,276,048
                                             ---------------------------------
                                             ---------------------------------

Diluted gain / (loss) per share                     $    0.0116    $     (0.11)
---------------------------------------------=================================


NOTE 3.  OPERATING LEASE

The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 3,434 per month. The Companys lease agreement expires December 31, 2000. The Company has an option to continue on a month to month basis at the end of the current lease.

Rent expense as of March 31, 2000 and 1999 is $ 11,179 and $ 760.

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
                 ---------------
                 ---------------
                        $209,208
-----------------====================




NOTE 4.  MARKETABLE SECURITIES

At March 31, 2000, the Company held trading securities of the following companies:

                      Number of     Mkt. Price      FMV
                       Shares       At March 31,  At March 31,
                                      2000          2000

Beach Brew             625,000         0.02       17,500
Blue Gold              125,000         0.00          125
Carrara                325,000         0.00          370
Fortune Oil             33,000         0.12        3,960
Greenland                4,113         1.00        4,113
Mezzanine Capital      107,000         3.25      347,750
Nicholas Inv           364,583         0.00          364
Peacock Financial      200,000         1.50      300,000
Phantom Film Corp.     150,000         0.03        4,500
Pro Glass              368,892         0.06       22,133
Spa International      245,165         0.00            0
Superior Oil           100,000         0.03        3,000
Thunderstore             3,068         0.03           92
Total Entertainment     55,000         0.06        3,300
Regan                    5,000         0.05          250
Processing              20,000         0.01          339
                          -------------------------
                          -------------------------
Total                                           $707,769
                          =========================

The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of March 31, 2000 in accordance with paragraph 13 of SFAS 115.




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

On March 1, 2000, the Company issued 123,000 shares of common stock to its President for services rendered valued at $0.15 per share. As of March 31, 2000 there were 6,598,418 shares of common stock and 850,000 shares of preferred stock outstanding.



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

     At March 31, 2000 the Company has significant operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows:


                             March 31,

                               2000

                          ------------------
Net Operating Losses :
--------------------------------------------
--------------------------------------------
Net operating loss carryforwards     583,842
                          ------------------
                          ------------------

--------------------------------------------
--------------------------------------------
Income Tax Benefit                 $(333,574)
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


NOTE 8. SUBSEQUENT EVENT

Gam properties entered into escrow in March for the sale of their 3rd Ave. property. The property sold for $173,000 with escrow closing on April 4, 2000.

Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. Triad Industries, Inc. will acquire 100% of the equity interest Northwest Medical Clinic, Inc. in return for voting common stock, and the Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of the Company. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16).


NOTE 9.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2000.

(A) Preferred Stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 6,598,418 and 6,403,418 shares issued and outstanding for 2000 and 1999, respectively.

The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of March 31, 2000.

NOTE 10.  ISSUANCE OF SHARES FOR SERVICES STOCK OPTIONS

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

A total of 195,000 shares were issued for services to management and key employees for the



                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of March 31, 2000 the Company has $2,631,998 in current assets and equity of $2,277,372 of which to pay its obligations.

Results of Operations

     For the quarter ended March 31, 2000 the Company had revenues of $234,420 and operating expenses of $251,937 compared to revenues of $117,457 and operating expenses of $103,802 for the same period of 1999.

     Depreciation and amortization was up $63,949 for the first three months of 2000 compared to the same period of 1999. This is attributed to the fact the Company acquired the Gam and Miramar Properties at the end of February 1999, therefore; in 2000 the Company had a full three months depreciation on these assets. There was also approximately a $68,000 increase in interest expense for the first quarter of 2000. This can also be attributed to the acquisition of the Gam and Miramar properties. There was also a $163,935 unrealized gain in marketable securities.

Net Operating Loss

     The Company has accumulated approximately $583,842 of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 1999 in the amount of $367,300 and for the three months ended March 31, 2000 in the amount of $333,574.

Sale of Common Capital Stock

          On January 5, 2000 the Company issued 72,000 shares of common stock to six directors for directors fees at $.06 per share. 19

          On March 1, 2000 the Company issued 123,000 shares of common stock to its President for services rendered at $.15 per share.

          As of March 31, 2000 the Company has 6,598,418 shares of common stock outstanding.

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

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

          A lawsuit was filed (case #729554) naming GAM Properties, Inc., a wholly owned subsidiary, as a defendant. The Companys attorneys advised the suit was without merit. The case was dismissed with prejudice on March 21, 2000.

                          ITEM 2. CHANGES IN SECURITIES

On January 5, 2000 the Company issued 72,000 shares of common stock to six directors for fees at $.06 per share.

          On March 1, 2000 the Company issued 123,000 shares of common stock to its President for services rendered at $.15 per share.

          As of March 31, 2000 the Company has 6,598,418 shares of common stock outstanding.

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
























                                                                  S-1