Form 10QSB
period 2001-06-30
TRIAD INDUSTRIES INC
filed 2001-08-13
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2001
                                       or

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

                     350 West 9th Ave., Escondido, CA 92025
                     (Address of principal executive office)

         Registrants telephone no., including area code (760) 291-1710


          Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                              Outstanding as of  June 30, 2001
Common Stock, $0.001                           10,383,165


                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                               Page

Item 1.                    Consolidated Financial Statements           1-2

                           Consolidated Balance Sheets  December 31, 2000
                              And June 30, 2001                        3-4

                           Consolidated Statements of Operations  six months
                              Ended June 30, 2001 and  2000            5

                           Consolidated Statements of Stockholders Equity  6-8

                           Consolidated Statements of Cash Flows  three months
                                Ended June 30, 2001 and  2000              9

                           Notes to Consolidated Financial Statements    10-22

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                     23-24



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                            25

Item 2.                    Changes in Securities                        25

Item 3.                    Defaults Upon Senior Securities              25

Item 4.                    Submission of Matter to be a Vote of         25
                               Securities Holders

Item 5.                    Other Information on Form 8-K                25

Item 6.                    Exhibits and Reports on 8K                   25-26

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

          The unaudited balance sheet of the Company as of June 30, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and June 30, 2000 and the audited statements of stockholders equity for the period of January 1, 1998 to December 31, 2000 and the unaudited statement of stock holders equity for the six months ended June 30, 2001 are attached hereto and incorporated herein by this reference.

          Operating results for the quarters ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.








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



                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of June 30, 2001 and December 31, 2001, and the related statements of operations, changes in stockholders equity, and cash flows for the three and six months ended June 30, 2001 and 2000 respectively, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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

August 8, 2001


                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets


                               ASSETS


                                Six months
                                  ended        Year ended
                                June 20,        December 31
                                2001               2000
CURRENT ASSETS
Cash                            $   87,462   $   54,384
Accounts receivable                636,371      304,235
Accounts receivable - medical
clinic (see note 2g)             1,556,704    1,586,182
Marketable securities              937,474      473,367
Prepaid expenses                     1,450            0
Impound account                      9,045       12,610
Assets held for sale                     0    1,075,858
Deferred tax benefit               490,388      569,657
Total Current Assets             3,718,894    4,076,293
NET PROPERTY & EQUIPMENT         1,775,645    3,356,160
OTHER ASSETS
Investment in securities
available for sale                 115,000      115,000
Loan fees                            7,490       91,528
Total Other Assets                 122,490      206,528
TOTAL ASSETS                    $5,617,029   $7,638,981






                     TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets
               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      Six months     Year ended
                                                        ended      December 31
                                                        June 30       2000
                                                        2001

CURRENT LIABILITIES
Accounts payable                                    $    66,666    $    84,675
Loans payable                                           287,868        277,433
Line of credit                                           27,715         30,160
Greentree lease                                               0            224
Taxes payable                                             8,688          6,251
Security deposits                                         8,669         47,259
Notes payable on assets
held for sale                                                 0        787,649
Trust deeds and mortgages
Short-term portion                                      150,910        372,905
Total Current Liabilities                               550,516      1,606,556
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                                     1,381,536      2,663,745
Total Long-Term Liabilities                           1,381,536      2,663,745
TOTAL LIABILITIES                                     1,932,052      4,270,301
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
ssued and outstanding for
for 2000 and 1999,
respectively)                                           850,000        850,000
Common stock ($0.001 par value, 50,000,000 shares
authorized 10,838,165 and 8,658,303 shares issued
and outstanding for June 30, 2001 and
December 31, 2000, respectively)                         10,838          8,658
Additional paid-in capital                            3,911,058      3,644,874
Stock subscription receivable                          (181,500)       (62,500)
Retained earnings                                      (905,419)    (1,072,352)
Total Stockholders' Equity                            3,684,977      3,368,680
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                              $ 5,617,029    $ 7,638,981




                TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Operations



                                                      Six months     Six months
                                                        ended          ended
                                                        June 30         June 30
                                                        2001            2000
REVENUES
Consulting income                                    444,011 $      324,993 $
Medical fee income                                   527,260              0
Rental income                                        277,025        333,316
Cost of revenues                                     (17,930)       (38,135)
Total Net Revenues                                 1,230,366        620,174
OPERATING COSTS
Depreciation & amortization                           48,826        154,984
Bad debt expense                                     149,811              0
Administrative expenses                            1,141,826        410,058
Total Operating Costs                              1,340,463        565,042
OTHER INCOME & (EXPENSES)
Interest income                                        1,834            660
Other expense                                              0             54
Other income                                              48              0
Realized gain on sale of marketable securities        16,984         36,309
Unrealized gain on valuation of marketable                 0        253,309
securities
Unrealized (loss) on valuation of marketable        (110,688)       (44,937)
securities
Net gain / (loss) on disposable assets                     0         18,108
Utility charges                                            0          1,250
Fee income                                                 0            (34)
Vending income                                            10              0
Sale of assets - net                                 618,455              0
Interest expense                                    (170,344)      (214,158)
Total Other Income & (Expenses)                      356,298         50,562
NET INCOME BEFORE TAXES                              246,202        105,694
PROVISION FOR INCOME TAXES (BENEFIT)                  79,269         24,186
NET INCOME                                         166,933 $       81,508 $
BASIC EARNINGS (LOSS) PER SHARE                     0.0176 $       0.0124 $
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          9,463,684      6,570,857
DILUTED EARNINGS (LOSS) PER SHARE               $     0.0150         0.0099
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                         11,163,684      8,270,857





                                                      Three Months  Three Months
                                                         ended         ended
                                                        June 30       June 30
                                                        2001           2000



REVENUES
Consulting income                                $    243,909         231,029
Medical fee income                                    245,321               0
Rental income                                          87,540         166,460
Cost of revenues                                       (5,050)        (20,735)
Total Net Revenues                                    571,720         376,754
OPERATING COSTS
Depreciation & amortization                            12,647          69,944
Bad debt expense                                       70,532               0
Administrative expenses                               779,081         243,161
Total Operating Costs                                 862,260         313,105
OTHER INCOME & (EXPENSES)
Interest income                                         1,744             343
Other expense                                               0              54
Other income                                                0               0
Realized gain on sale of marketable securities          4,886          51,507
Unrealized gain on valuation of marketable                  0               0
securities
Unrealized (loss) on valuation of marketable          (49,287)        (44,937)
securities
Net gain / (loss) on disposable assets                      0          13,608
Utility charges                                             0               0
Fee income                                                  0             (54)
Vending income                                             10               0
Sale of assets - net                                  618,455               0
Interest expense                                      (69,036)       (107,899)
Total Other Income & (Expenses)                       506,772         (87,378)
NET INCOME BEFORE TAXES                               216,232         (23,729)
PROVISION FOR INCOME TAXES (BENEFIT)                   67,580          (3,559)
NET INCOME                                   $       148,651 $        (20,170)
BASIC EARNINGS (LOSS) PER SHARE               $        0.0157 $      (0.0031)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           9,463,684       6,570,857
DILUTED EARNINGS (LOSS) PER SHARE                      0.0133         (0.0024)

WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                          11,163,684       8,270,857


       TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
            Consolidated Statement of Stockholders' Equity



                                            Preferred           Common
                                        Shares    Stock     Shares      Stock


Balance, December 31, 1997                     -     -   $2,339,529   $    2,340

Common stock issued June 17,1998
or securities valued @ $1.07 per            14,118
share                                          -     -       13,200           13

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share          -     -       60,000           60

Common stock issued June 17, 1998
for securities valued @ $.084 per            1,260
share                                          -     -       15,000           15

Common stock issued June 17, 1998
or note payable @ $.334 per share              -     -       30,480           30

Common stock issued June 17, 1998
for securities valued @ $.334 per           45,090
share                                          -     -      135,000          135

Common stock issued June 17, 1998
for services (officers) valued @
                                                                      $     .334
per share                                      -     -      300,000          300

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                              -     -      375,000          375

Common stock issued December 31, 1998
for note payable @ $.3234 per share            -     -       18,750           19

Common stock issued December 31, 1998
for management fees @ $.334 per share          -     -       60,759           61

Common stock issued December 31, 1998
for note payable @ $.334 per share             -     -       60,486           60

Common stock issued December 31,1998
for securities valued @ $.206 per           46,400
share                                          -     -      225,000          225

Contributed capital                            -     -          -            -

Net loss for the year ended
December 31,1998                               -     -          -            -

Balance, December 31, 1998                     -     -    3,633,204        3,633







Balance, December 31, 1997          $  634,656   $    -    $   95,266  $ 732,262
Common stock issued June 17,1998

or securities valued @ $1.07 per        14,105        -        -          14,118
share

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share    53,980        -       -          54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per
share                                    1,245        -        -           1,260

Commmon stock issued June 17, 1998
or note payable @ $.334 per share       10,150       -        -          10,180
Common stock issued June 17, 1998
for securities valued @ $.334 per
share                                   44,955        -        -          45,090

Common stock issued June 17, 1998
for services (officers) valued @

per share                               99,900       -       -         100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                       62,373    (62,500)    -             250


Common stock issued December 31, 1998
for note payable @ $.3234 per share     60,044      -        -           6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share    20,233   -         -          20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share      20,142      -        -          20,202

Common stock issued December 31,1998
for securities valued @ $.206 per
share                                  46,175      -        -          46,400

Contributed capital                    1,717       -        -           1,717

Net loss for the year ended
December 31,1998                       -         -         (62,126)    (62,126)

Balance, December 31, 1998         1,015,677    (62,500)    33,140      989,950





   TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
             Consolidated Statement of Stockholders' Equity

                                        Common                  Preferred
                                  Shares       Stock      Shares       Stock


Ballance, December 31, 1998            -           -     3,633,204       3,633

Recapitalization (Note 1)              -           -       526,672         527


Common stock issued March 15, 1999
for services valued @ $0.63 per       -           -        31,3942         314


Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share    -           -      1,120,000       1,120

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share   700,000      700,000      -         -

Preferred stock issued September
 1999
in exchange for 1.5 million shares
of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share       150,000     150,000         -          -

Stock subscription receivabl           -           -           -           -

Common Stock issued December
1999 for cash @ $0.22 per share       -           -       320,000         320

Common Stock issued December 1999
for management fees @ $0.06 per share -          -       489,600         489

Net loss for the year ended
December 31, 1999                     -           -           -           -

Balance, December 31, 1999        850,000   $ 850,000   6,403,418   $   6,403

Stock issued on January 5, 2000
to Directors @ $0.06 a share         -           -        72,000          72

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share   -           -       123,000         123

Stock issued on June 15, 2000
to Directors @ $0.50 a share       -           -        72,000          72

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                     -           -     1,463,302           1,463

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share     -           -        36,583          37

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share         -         -           200,000         200

Stock issued on December 12, 2000
to Directors @ $0.24 a share        -           -       288,000         288

Net loss for the year ended
December 31, 2000                   -           -           -           -

Balance, December 31, 2000      850,000   $ 850,000   8,658,303   $   8,658













                                   Additional  Stock    Retained   Total
                                    Paid in   Subscription Earnings
                                   Capital   Receivable



Ballance, December 31, 1998        1,015,677 (62,500)   33,140       989,950

Recapitalization (Note 1)            33,396  (20,000)    -           13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per      196,527     -        -          196,841
share

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share  698,880      -        -          700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share      -         -        -          700,000

Preferred stock issued September
in exchange for 1.5 million shares
of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share        -         -        -          150,000

Stock subscription receivable        -      20,000      -          20,000

Common Stock issued December
1999 for cash @ $0.22 per share    71,625      -       -           71,945

Common Stock issued December 1999
for management fees @ $0.06
per share                          28,886     -        -           29,375

Net loss for the year ended
December 31, 1999                     -        -     (712,680)        (712,680)

Balance, December 31, 1999   $ 2,044,991 $(62,500) $  (679,540)   $ 2,159,354


Stock issued on January 5, 2000
to Directors @ $0.06 a share     4,248          -     -            4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share 17,877         -     -           18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share       35,928        -      -           36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                  1,399,555       -    -        1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share     35,083     -      -           35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share      39,800       -       -           40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share        67,392      -       -           67,680

Net loss for the year ended
December 31, 2000                     -         -    (392,811)     (392,811)

Balance, December 31, 2000    $ 3,644,874 $(62,500) $(1,072,352)   $ 3,368,680









       TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
            Consolidated Statement of Stockholders' Equity


                                          Common         Preferred
                                      Shares   Stock   Shares      Stock

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share     -       -      50,000            50

Stock issued on January 18, 2001
for
management fees @ $0.21 a share         -      -      144,762           145

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share     -      -       25,100            25

Stock issued on March 1, 2001 to
management fees @ $0.17 a share         -      -      700,000           700

Stock issued on June 6, 2001
for the purchase of Corporate
Capital
Formation, Inc. @ $0.11 per share      -      -      900,000           900

Stock issued on June 22, 2001
to Directors @ $0.03 a share           -      -      360,000           360

Net lncome for the six months ended
June 30, 2001                          -      -          -             -

Balance, June 30, 2001         850,000   $850,000  $10,838,165   $    10,838









                              Additional   Stock
                               Paid in   Subscription    Retained
                                Capital   Receivable     Earnings      Total



Stock issued on January 15, 2001
for consulting fees @
$0.17 a shar          e        8,450          -             -           8,500

Stock issued on January 18, 2001
for
management fees @ $0.21
a share                       30,179            -           -          30,324

Stock issued on February 21, 2001
for consulting fees @
$0.15 a share                  3,715          -             -           3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a
share                        118,300                 (119,000) -            0

Stock issued on June 6, 2001
for the purchase of Corporate
Capital
Formation, Inc. @ $0.11 per
share                         95,100          -             -          96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share  10,440          -             -          10,800

Net lncome for the six months ended
June 30, 2001                   -            -         166,933       166,933

Balance, June 30, 2001        $3,911,058   $ (181,500)   $ (905,419)$3,684,977












               TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Cash Flows

                                                Six months      Six months
                                                   ended          ended
                                                June 30           June 30
                                                2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations                 $      166,933 $       81,508
Depreciation & Amortization Expense                   48,826        154,984
(Increase) in accounts receivable                   (302,658)        22,698
(Increase) in advance expenses                        (1,450)             0
Decrease in impound account                            3,565          2,103
(Decrease) in loan fees                               84,038              0
Unrealized loss on available for sale                      0         44,937
securities
Unrealized (gain) on available for sale             (410,680)      (253,309)
(Decrease) in assets held for sale                   355,344        180,000
(Decrease) in accounts payable                       (18,009)       (10,776)
Increase in loans payable                             10,435         82,680
(Decrease) in line of credit                          (2,445)         4,879
(Decrease) / increase in security deposits           (38,590)          (478)
(Decrease) / increase in taxes payable                 2,437        (10,604)
Deferred tax benefit                                  79,269         24,186
Common stock issued for services                     268,364         93,440
Net cash provided by operating activities            245,379        416,248
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities                     (1,211)      (250,000)
Sale of marketable securities                        (52,216)        99,175
Realized (gain) of sale of investment property             0        (19,167)
Disposal of fixed assets                           3,325,203              0
Purchase of fixed assets                          (1,073,000)       (92,361)
Net cash provided / (used) by investing            2,198,776       (262,353)
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property Mortgages                         (4,203)      (121,202)
Greentree Lease                                         (224)          (888)
Mortgage Principal                                (2,287,650)             0
Stock subscription                                  (119,000)             0
Net cash (used) by financing activities           (2,411,077)      (122,090)
Net increase (decrease) in cash                       33,078         31,814
Cash at beginning of year                             54,384         43,236
Cash at end of year                              $    87,462 $       75,050
Supplemental Cash Flow Disclosures
Cash paid during year for interest               $   170,344        214,158
Schedule of Non-Cash Activities
Common Stock issued for services                 $   268,364         93,440





                                                   Six months      Six months
                                                     ended           ended
                                                    June 30        June 30
                                                     2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations                 $     148,651       (20,170)
Depreciation & Amortization Expense                  12,647        69,944
(Increase) in accounts receivable                  (388,775)       32,346
(Increase) in advance expenses                       (1,450)            0
Decrease in impound account                           3,565         2,103
(Decrease) in loan fees                              84,038             0
Unrealized loss on available for sale                     0        44,937
securities
Unrealized (gain) on available for sale            (314,581)            0
securities
(Decrease) in assets held for sale                  355,344       186,100
(Decrease) in accounts payable                       57,878        (3,078)
Increase in loans payable                            (3,629)        7,125
(Decrease) in line of credit                         (2,201)        9,403
(Decrease) / increase in security deposits          (37,947)       (1,388)
(Decrease) / increase in taxes payable                2,437       (10,604)
Deferred tax benefit                                 67,580         3,559
Common stock issued for services                    106,800        71,120
Net cash provided by operating activities            90,358       391,397
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities                         0      (250,000)
Sale of marketable securities                       (31,164)       99,175
Realized (gain) of sale of investment property            0       (19,167)
Disposal of fixed assets                          3,325,203             0
Purchase of fixed assets                         (1,070,000)      (51,638)
Net cash provided / (used) by investing           2,224,039      (221,630)
activities
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property Mortgages                        (2,969)     (117,593)
Greentree Lease                                         (62)         (540)
Mortgage Principal                               (2,284,606)            0
Stock subscription                                        0             0
Net cash (used) by financing activities          (2,287,637)     (118,133)
Net increase (decrease) in cash                      26,760        51,635
Cash at beginning of year                            60,702        23,415
Cash at end of year                           $      87,462 $      75,050
Supplemental Cash Flow Disclosures
Cash paid during year for interest                   69,036       107,899
Schedule of Non-Cash Activities
Common Stock issued for services                    106,800        71,120



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

The Company operates through its seven subsidiaries:

1. RB Capital and Equities, Inc. is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filing and capital reorganization business for small emerging private and public client corporations. 2. Miramar Road Associates, LLC. is presently inactive in the property management business.



NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

3. Gam Properties, Inc. owns and rents a three unit and a four unit apartment building.
4. HRM, Inc. is presently  inactive in the  healthcare  industry.
5.
Triad Reality is not yet operating as a consolidating  real estate  company.
6.
Northwest Medical Clinic, Inc. is in the medical field specializing in personal injury and somnoplasty.
7. Corporate Capital Formation, Inc. is a financial services corporation that operates a merger and acquisition consulting business.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method
          The Companys financial statements are prepared using the accrual method of accounting. The company has elected a December 31, year end.

b.       Basis of Consolidation

The consolidated financial statements of Triad Industries, Inc. include those accounts of RB Capital & Equity Inc., Gam Properties Inc., Healthcare Resource Management Inc., Miramar Road Associates, LLC. Northwest Medical Clinic, Inc., and Corporate Capital Formation, Inc. Triad Industries owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.
c.   Cash Equivalents

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

f.   Intangibles

Intangible assets consist of loan fee. The loan fees are being amortized on a straight-line basis over a period of one year, which is the length of the loan.

g.  Accounts Receivable

The Company considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Due to the nature of business that Northwest Medical Clinic Inc. conducts, a reserve for bad debts that must be in place too properly state the account receivable as of June 30, 2001.

Accounts receivable     $ 3,106,974
Reserve for bad debts    (1,550,270)

                        $ 1,556,704

 h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at June 30, 2001 and December 31, 2000 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate. Note 2n and 2o reflect the fair value of notes, trusts, and mortgages payable in accordance with SFAS 107.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.  Revenue Recognition and Deferred Revenue

Revenue includes the following: Miramar Road Associates, Inc. revenue consists of commercial rental income. Revenue for Miramar is recognized at each month beginning on a receivable basis. Gam Properties Inc. revenue consists of residential rental income. Revenue for Gam is recognized at each month beginning on a receivable basis. RB Capital & Equities, Inc. revenue consists of consulting income. Northwest Medical Clinic, Inc. revenue consists of medical services. Northwest revenue is recognized when earned. Corporate Capital
Formation Inc. revenue consists of consulting income. Corporate Capital recognizes revenue when services on contracts are provided.

          RB Capital & Equities, Inc. has various consulting contracts outstanding in which the Company performs a set of various financial services. RB Capital recognizes revenue when services on contracts are provided.

j.   Principles of Consolidation

The consolidated financial statements include the accounts of Triad Industries, Inc., the parent Company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities Inc, a Nevada corporation, GAM Properties Inc., a California corporation, Miramar Road Associates Inc., a California LLC. Northwest Medical Clinic, Inc., a Georgia corporation and Corporate Capital Formation Inc., a Nevada corporation. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

k.  Investments in Securities

Marketable securities at June 30, 2001 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income & expenses.

l.  Line of Credit

The Company has a $ 50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. (i.e. if prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. There is an outstanding balance of $ 27,715 as of June 30, 2001.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 3 regarding income tax benefit.

n.       Trust Deeds and Mortgages

             Interest Rate    Debt          Maturity Date

350 W. 9th Avenue    7.820 %   $749,000   12/08/26
                  ----------------------------------
                  ----------------------------------
2016-18 Balboa*
                  ----------------------------------
2015-17 Hornblend*   7.796 %    300,346   02/20/20
                  ----------------------------------
2135-39 Grand Ave.   7.898 %    226,896   11/20/20
                  ----------------------------------
4592 Bancroft        7.796 %    256,204   02/20/20
                                 -------------------
                                 -------------------

                             $1,532,446
     ----------------------------===================
The office building and apartment complexs collateralized the above loans. The loan agreements provide for monthly payments of interest and principle.

The office building located at 350 W. 9th Avenue in Escondido, Ca. was purchased June 11, 2001. Balboa/Hornblend*, and Grand Ave., were reclassified from assets held for sale to property and equipment on the Companies financial statements.

The total debt of $ 1,532,945 was recorded as follows: current portion (less than one year) of $ 150,910 and long-term portion (more than one year) of $ 1,381,536.

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

                                              June 30,          December 31,
           ------------------------------------------
                                                 2001               2000
           ------------------------------ -------------------
                                     ----------------------------------
Land                                         $   185,000    $   327,614
                             ------------------------------------------
                             ------------------------------------------
Buildings                                      3,038,357
                                                              1,568,164
                             ------------------------------------------
Equipment                                         87,993         34,070
                             ------------------------------------------
Computer                                           7,027          4,764
                             ------------------------------------------
Furniture                                         12,223         12,223
                             ------------------------------------------
Tenant Improvements                                3,293        161,669
                                     ----------------------------------
                                     ----------------------------------
                                             $ 1,863,700    $ 3,578,697
                             ------------------------------------------
                             ------------------------------------------
Less Accumulated Depreciation                    (88,053)      (222,537)
                                     ----------------------------------
Net Property and Equipment                   $ 1,775,645    $ 3,356,160
-------------------------------------==================================

May 2001 the Company sold the 51,000 square foot commercial building located at 6920-6910 A & B and 6914 Miramar Road, San Diego, California for $ 3,950,000. The Company also sold the Bancroft property on April 1, 2001 for $ 400,000. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California.

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

Heritage National Corporation values remained the same due to the companies not trading at year-end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. All gains and losses will be recorded in the statement of operations under other income and expenses. As of June 30, 2001 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


q.       Basic & Diluted Gain / (Loss) Per Common Share

Basic gain / (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain / (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.
                                                          June 30,  December 31,
--------------------------------------------------------   2001            2000
merator income / (loss)                             $   166,933   $  (392,811)
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------
Denominator  weighed average number
of shares outstanding                                  9,463,684     7,378,445
                                                      --------------------------
                                                      -------------------------

Basic gain / (loss) per share                        $    0.0176   $     (0.05)

                                                  June 30,      December 31,
                                     -----------------------------------
                                                     2001          2000
Numerator  income / (loss)              $          166,933     $  (392,811)

Denominator  weighed average number of
    shares outstanding                            11,163,684     9,078,445

Diluted gain / (loss) per share                $      0.0150   $     (0.04)


NOTE 3.  INCOME TAXES

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

At June 30, 2001 the Company has significant operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows:

                                     June 30,
                  -------------------------------------------
                                       2001

Net Operating Losses :
 -------------------------------------------
 -------------------------------------------

Net operating loss carryforwards     905,419
                       ---------------------
                       ---------------------

 -------------------------------------------
 -------------------------------------------
Income Tax Benefit                 $(490,388)
                       =====================

NOTE 3.  INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.


NOTE 4.  MARKETABLE SECURITIES

At June 30, 2001, the Company held trading securities of the following companies:

                                             Number of  Mkt. Price         FMV
                                               Shares    At June 30,At June 30,
                                                            2001          2001

Advanced Interactive Inc.                       10,625         0.97   10,306
American Eagle Financial                        55,000         0.10    5,500
Atlantic & Pacific Guarantee                 1,000,000         0.01   18,000
Beach Brew Beverage Company                    625,000         0.02   17,500
Blue Gold                                      125,000         0.00      125
Carrara                                        325,000         0.00      371
First Genx.com                                 600,000         0.04   27,000
Fortune Oil and Gas                             33,000         0.18    5,940
Greenland Corportion                             4,113         0.08      329
International Sports Marketing, Inc.           100,000         0.01    1,000
Love Calendar (Nevada)                         100,000         0.01    1,000
Love Calendar (Utah)                            25,000         1.00   25,000
Love Concepts                                  100,000         0.01    1,000
Merchant Park Communications, Inc.             525,000         0.30  157,500
Mezzanine Capital                              107,000         3.00  321,000
Millennium Plastics                             30,000         0.50   15,045
Nicholas Inv.                                  364,583         0.00      365
Noble Onie                                      25,000         0.10    2,500
Oasis                                        1,200,000         0.10  120,000
One Stop Sales                                 100,000         0.20   20,000
Peacock Financial                              200,000         0.01    3,000
Phantom Film Corp.                               5,000         0.02      100
Processing Corp.                                20,000         0.01      300
Pro Glass Technologies, Inc.                   368,892         0.06   22,134
Quantum Companies                            1,200,000         0.09  109,200
Regan                                            5,000         0.00        0
Resume Junction                                 20,000         0.10    2,000
Spa International                              245,165         0.00        0
Spectrum Ventures                              600,000         0.02   15,000
NOTE 4. MARKETABLE SECURITIES (CONTINUED)

                                     Number of  Mkt. Price       FMV
                                      Shares    At June 30,  At June 30,
                                                  2001            2001

Sterling Electronic Commerce          300,000       0.05  15,000
Superior Oil                          100,000       0.03   3,000
The Shops Network                      10,000       0.10   1,000
Thunder Mountain Development, Inc.    100,000       0.01   1,000
Thunderstore                            3,068       0.01      31
Total Entertainment                    55,000       0.06   3,300
Trans Pacific Group                   100,000       0.01   1,000
Westnet Communications                300,000       0.02   7,500
5 G Wireless                           10,300       0.43   4,429
                                             -------------------
                                             -------------------
Total                                                      $937,474
                                             ===================

The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of June 30, 2001 in accordance with paragraph 13 of SFAS 115.






NOTE 5.  ACQUISITIONS

The acquisitions of RB Capital and Equities, Inc., a Nevada corporation, and its subsidiaries (Gam Properties and Miramar Road Associates, LLC) were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic LLC operates in the personal injury area and also performs sleep apnea procedures. For all intent and purposes Florimed and Amerimed are no longer performing any medical services, however, they still have active account receivables, which they receive payment on. The major asset acquired in the transaction is, $ 1,417,481 in accounts receivable. The major liabilities are notes payable totaling $ 132,553. Triad Industries, Inc. will acquired 100% of the equity interest of Northwest Medical Clinic, Inc. in return for voting common stock, and that Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 1,463,302 shares of common stock on June 30, 2000 for the purchase of Northwest Medical Clinic, Inc. Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and that from Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 900,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc. The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.



NOTE 6.  STOCK TRANSACTIONS

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

NOTE 6.  STOCK TRANSACTIONS (CONTINUED)

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

NOTE 6.  STOCK TRANSACTIONS (CONTINUED)

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

On June 6, 2001 the Company issued 900,000 shares of common stock for the purchase of Corporate Capital Formation Inc. valued at $ 0.11 per share.



NOTE 6.  STOCK TRANSACTIONS (CONTINUED)

On June 22, 2001 the Company issued 360,000 shares of common stock to Directors for services rendered valued at $ 0.03 per share.

As of June 30, 2001 the Company had 10,838,165 shares of common stock issued and outstanding.


NOTE 7.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2001.

(A) Preferred Stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 10,838,165 and 8,658,303 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively.

The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of June 30, 2001.

NOTE 8.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

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

A total of 529,862 shares were issued for services to management and key employees for the six months ended June 30, 2001.












                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

          As of June 30, 2001 the Company has $3,718,894 in total current assets and equity of $3,684,977 with which to pay its obligations.

          In May of 2001 the Company closed the sale of its Miramar property for $3,950,000 and paid off $3,000,000 mortgage debt on the property. After paying off the mortgage debt, closing costs and sales commission the Company netted $488,000 from the sale of the property.

          On June 11, 2001 the Company purchase a 13,000 square foot office building for $1,070,000 subject to a 25 year 1st mortgage in the amount of $749,000. The Company used approximately $350,000 as a down payment in the building/

Results of Operations

          For the six months ending June 30, 2001 the Company had net income of $166,933. This includes $48,826 in depreciation and amortization expense and a $110,668 unrealized loss in marketable securities. Administrative expenses also increased $731,768 for the first six months of 2001 compared to the same period of 2000. This increase is predominately caused by the fact that this is the first time the results of operations for Northwest Medical Clinic appear in the first six months of Triad Industries, Inc., consolidated statement. Northwest Medical Clinic was acquired on June 30, 2000.

          The Company had net revenues of $1,230,366 for the six months ended June 30, 2001 compared with $620,174 for the same period last year.

          The Company functions in three sectors: financial services, real estate, and medical services.

                              Six Months Ending
                              June 30,    June 30,
                               2001        2000

Financial Services Income     441,011     324,993
Real Estate Rental Income     277,025     333,316
Medical Services Income*      527,260           0
                                               23
Total                       1,245,296     658,309

o        Northwest Medical Clinic was acquired June 30, 2000.

          For the three months ending June 30, 2001 the Company had net income of $148,651. This included a $618,455 gain on the sale of assets and an unrealized loss of $49,287 on marketable securities.

          The Company had net revenues of $571,020 for the three months ended June 30, 2001 compared with $376,754 for the same period last year.

Net Operating Loss

          The Company has accumulated approximately $905,419 net operating loss carryforwards as of June 30, 2001, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2016. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2000 in the amount of $569,657 a for the six months ended June 30, 2001 in the amount of $490,888.

Sale of Common Capital Stock

          On June 6, 2001 the Company issued 900,000 shares of common stock at $.11 per shares in exchange for 100% of the shares of Corporate Capital Formation, Inc.

          On June 22, 2001 the Company issued shares to directors for services rendered at $.03 per share.

          As of June 30, 2001 the Company had 10,838,165 shares of common stock issued and outstanding.

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

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.


                          ITEM 2. CHANGES IN SECURITIES




          On June 16, 2001 the Company issued 900,000 shares of common stock in exchange for 100% of the shares of Corporate Capital Formation, Inc.

          On June 22, 2001 the Company issued shares to directors for services rendered at $.03 per share.

          As of June 30, 2001 the Company has 10,838,165 shares of common stock issued and outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None


                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10QSB filed by reference on May 17, 2001
b.       Form 8K filed by reference on May 17, 2001
c.       Form 8K filed by reference on May 29, 2001
d.       Form 10SB12GA filed by reference on June 11, 2001
e.       Form 10QSBA filed by reference on June 11, 2001
f.       Form 10QSBA filed by reference on  June 12, 2001
g.       Form 10KSBA filed by reference on June 13, 2001
h.       Form 10QSBA filed by reference on June 13, 2001
i.       DEFR14A filed by reference on June 19, 2001
j.       Form 8K filed by reference on June 21, 2001
k.       Form 10SB12GA filed by reference on June 28, 2001
l.       Form 10QSBA filed by reference on June 29, 2001





                                       26
                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      TRIAD INDUSTRIES, INC.


Dated: August 13, 2001
                                                  By:/S/ Gary DeGano
                                                         Gary DeGano
                                                         President, Director


                                                         By:/S/ Michael Kelleher
                                                         Michael Kelleher
                                                         Secretary, Treasurer
                                                         and Director