Form 10QSB/A
period 2001-06-30
TRIAD INDUSTRIES INC
filed 2001-08-15
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                    FORM 10-Q/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                              Outstanding as of  June 30, 2001
Common Stock, $0.001                           10,838,165


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