Form 10QSB
period 2001-09-30
TRIAD INDUSTRIES INC
filed 2001-11-16
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2001
                                       or

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

      Class                           Outstanding as of  September 30, 2001
Common Stock, $0.001                               10,838,165


                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                Page

Item 1.                    Consolidated Financial Statements           1-2

                           Consolidated Balance Sheets September 30, 2001
                              And December 31, 2000                    3-4

                           Consolidated Statements of Operations  nine months
                              Ended September 30, 2001
                              and September 30, 2000                   5

                           Consolidated Statements of
                              Stockholders Equity                      6-8

                           Consolidated Statements of Cash Flows nine months
                                Ended September 30, 2001
                                and September 30, 2000                 9

                           Notes to Consolidated Financial Statements  10-22

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                   23-25



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                           25

Item 2.                    Changes in Securities                       25

Item 3.                    Defaults Upon Senior Securities             25

Item 4.                    Submission of Matter to be a Vote of        25
                               Securities Holders

Item 5.                    Other Information on Form 8-K               25

Item 6.                    Exhibits and Reports on 8K                  25

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

     The unaudited balance sheet of the Company as of Septembere 30, 2001, and balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statement and the unaudited statement of operations and cash flows for the nine months ended September 30, 2001 and September 30, 2000 and the statement of stockholders equity from the period of January 1, 1998 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                   Notes to Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2001




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



                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of September 30, 2001 and December 31, 2000, and the related statements of operations, changes in stockholders equity, and cash flows for the three and nine months ended September 30, 2001 and 2000 respectively, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC

November 5, 2001














                     TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets
                                                     Nine Months
                                                        Ended        Year Ended
                                                     September 30,  December 31,
                                                        2001            2000
                             ASSETS
CURRENT ASSETS
Cash                                                $    3,310        $   54,384
Accounts receivable                                    680,820           304,235
Accounts receivable -
medical clinic (see note 2g)                         1,545,259         1,586,182
Marketable securities                                  540,229           473,367
Prepaid expenses                                         4,840                 0
Impound account                                          9,045            12,610
Assets held for sale                                         0         1,075,858
Deferred tax benefit                                   501,300           569,657
Total Current Assets                                 3,284,803         4,076,293
NET PROPERTY & EQUIPMENT                             1,807,121         3,356,160
OTHER ASSETS
Investment in securities
available for sale                                     508,832           115,000
Loan fees                                                9,990            91,528
Total Other Assets                                     518,822           206,528
TOTAL ASSETS                                        $5,610,746        $7,638,981



                      TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                                                   Nine Months
                                                      Ended          Year Ended
                                                   September 30,    December 31,
                                                       2001              2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                   $   105,369      $    84,675
Loans payable                                          246,541          277,433
Line of credit                                          31,042           30,160
Management fees                                              0                0
Greentree lease                                              0              224
Taxes payable                                            6,251            6,251
Security deposits                                       10,532           47,259
Notes payable on assets held for sale                        0          787,649
Trust deeds and mortgages
Short-term portion                                     150,910          372,905
Total Current Liabilities                              550,645        1,606,556
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                                    1,392,187        2,663,745
Total Long-Term Liabilities                          1,392,187        2,663,745
TOTAL LIABILITIES                                    1,942,833        4,270,301
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding as of
September 30, 2001
and December 31, 2000,                                 850,000          850,000
respectively)
Common stock ($0.001 par
value, 50,000,000 shares
authorized 10,838,165 and
8,658,303 shares issued
and outstanding as of
September 30, 2001 and
December 31, 2000,
respectively)                                           10,838            8,658
Additional paid-in capital                           3,911,058        3,644,874
Stock subscription receivable                         (181,500)         (62,500)
Retained earnings                                     (922,482)      (1,072,352)
Total Stockholders' Equity                           3,667,914        3,368,680
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                             $ 5,610,746      $ 7,638,981




                TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Operations

                                      Nine Months     Nine Months
                                        Ended            Ended
                                     September 30,   September 30,
                                         2001            2000

REVENUES
Consulting income                  $      560,782 $      432,261
Medical fee income                        793,377        291,467
Rental income                             325,252        519,414
Cost of revenues                          (38,237)       (58,068)
Total Net Revenues                      1,641,173      1,185,074
OPERATING COSTS
Depreciation & amortization                61,759        191,757
Bad debt expense                          216,159         98,706
Administrative expenses                 1,439,754        781,445
Total Operating Costs                   1,717,672      1,071,908
OTHER INCOME & (EXPENSES)
Interest income                             2,099            873
Other expense                              (4,536)           (54)
Other income                                4,484              0
Realized gain on sale
of marketable securities                   94,522         36,310
Cost of sales of
marketable securities                     (56,475)             0
Unrealized gain on
valuation of marketable                     4,512        253,309
securities
Unrealized (loss) on
valuation of marketable                  (161,972)      (188,976)
securities
Net gain / (loss) on
disposable assets                          (4,083)        18,108
Utility charges                                 0          1,373
Fee income                                      0            114
Vending income                                 10              0
Sale of assets - net                      618,455              0
Interest expense                         (202,290)      (309,533)
Total Other
Income & (Expenses)                       294,727       (188,476)
NET INCOME BEFORE TAXES                   218,229        (75,310)
PROVISION FOR
NCOME TAXES (BENEFIT)                      68,359        (13,854)
NET INCOME                         $      149,870 $      (61,456)

BASIC EARNINGS (LOSS) PER SHARE    $         0.02 $        (0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               9,463,684       7,107,903
DILUTED EARNINGS (LOSS) PER SHARE            0.01          (0.01)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING              11,163,684       8,807,903






                                        Three Months    Three Months
                                           Ended           Ended
                                        September 30    September 30
                                           2001            2000



REVENUES
Consulting income                  $      116,771 $      107,268
Medical fee income                        266,117        291,467
Rental income                              48,227        186,098
Cost of revenues                          (20,307)       (19,933)
Total Net Revenues                        410,807        564,900
OPERATING COSTS
Depreciation & amortization                12,933         36,773
Bad debt expense                           66,348         98,706
Administrative expenses                   297,928        371,387
Total Operating Costs                     377,209        506,866
OTHER INCOME & (EXPENSES)
Interest income                               265            212
Other expense                              (4,536)             0
Other income                                4,436              0
Realized gain on sale
of marketable securities                   77,538              0
Cost of sales of
marketable securities                     (56,475)             0
Unrealized gain on
valuation of marketable                     4,512              0
securities
Unrealized (loss) on
valuation of marketable                   (51,284)      (144,039)
securities
Net gain / (loss) on
disposable assets                          (4,083)             0
Utility charges                                 0            123
Fee income                                      0             40
Vending income                                  0              0
Sale of assets - net                            0              0
Interest expense                          (31,946)       (95,375)
Total Other
Income & (Expenses)                       (61,572)      (239,039)
NET INCOME BEFORE TAXES                   (27,973)      (181,005)
PROVISION FOR
NCOME TAXES (BENEFIT)                      (4,196)       (53,842)
NET INCOME                          $     (23,777) $     (127,163)

BASIC EARNINGS (LOSS) PER SHARE     $       (0.00) $       (0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              10,838,165      7,107,903
DILUTED EARNINGS (LOSS) PER SHARE          (0.00)         (0.01)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING              12,538,165      8,807,903






       TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
             Consolidated Statement of Stockholders' Equity

                                                           Preferred  Preferred
                                                             Shares     Stock
Balance, December 31, 1997                                       -             -

Common stock issued June 17,1998                                 -             -
for securities valued @ $1.07 per
share

Common stock issued June 17, 1998 for                            -             -
securities valued @ $.90066 per share


Common stock issued June 17, 1998                                -             -
for securities valued @ $.084 per
share

Common stock issued June 17, 1998                                -             -
for note payable @ $.334 per share


Common stock issued June 17, 1998                                -             -
for securities valued @ $.334 per
share

Common stock issued June 17, 1998                                -             -
for services (officers) valued @
per share


Common stock issued November 4,                                  -             -
1998 for subscription receivable
@ $.166 per share


Common stock issued December 31, 1998                            -             -
for note payable @ $.3234 per share


Common stock issued December 31, 1998                            -             -
for management fees @ $.334 per share


Common stock issued December 31, 1998                            -             -
for note payable @ $.334 per share


Common stock issued December 31,1998                             -             -
for securities valued @ $.206 per
share

Contributed capital                                              -             -


Net loss for the year ended                                      -             -
December 31,1998

Balance, December 31, 1998                                       -             -







                                                           Common       Common
                                                           Shares       Stock
Balance, December 31, 1997                            $2,339,529      $    2,340

Common stock issued June 17,1998
for securities valued @ $1.07 per
share                                                     13,200              13

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share
                                                          60,000              60

Common stock issued June 17, 1998
for securities valued @ $.084 per
share                                                     15,000              15

Common stock issued June 17, 1998
for note payable @ $.334 per share
                                                          30,480              30

Common stock issued June 17, 1998
for securities valued @ $.334 per
share                                                    135,000             135

Common stock issued June 17, 1998
for services (officers) valued @
per share
                                                         300,000             300

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share
                                                         375,000             375

Common stock issued December 31, 1998
for note payable @ $.3234 per share
                                                          18,750              19

Common stock issued December 31, 1998
for management fees @ $.334 per share
                                                          60,759              61

Common stock issued December 31, 1998
for note payable @ $.334 per share
                                                          60,486              60
Common stock issued December 31,1998
for securities valued @ $.206 per
share                                                    225,000             225

Contributed capital                                            -               -


Net loss for the year ended                                    -               -
December 31,1998

Balance, December 31, 1998
                                                       3,633,204           3,633







                                       Additional       Stock
                                         Paid-in      Subscription
                                         Capital        Receivable
Balance, December 31, 1997              $ 634,656      $    -

Common stock issued June 17,1998
for securities valued @ $1.07 per
share                                      14,105           -

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share
                                            53,980           -

Common stock issued June 17, 1998
for securities valued @ $.084 per
share                                       1,245           -

Common stock issued June 17, 1998
for note payable @ $.334 per share
                                           10,150           -

Common stock issued June 17, 1998
for securities valued @ $.334 per
share                                      44,955           -

Common stock issued June 17, 1998
for services (officers) valued @
$    .334
per share
                                            99,900           -

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                          62,375     (62,500)


Common stock issued December 31, 1998
for note payable @ $.3234 per share
                                            6,044           -

Common stock issued December 31, 1998
for management fees @ $.334 per share
                                           20,233           -

Common stock issued December 31, 1998
for note payable @ $.334 per share
                                           20,142           -

Common stock issued December 31,1998
for securities valued @ $.206 per
share                                      46,175           -

Contributed capital
                                           1,717           -

Net loss for the year ended
December 31,1998                                -           -

Balance, December 31, 1998             1,015,677     (62,500)








                                        Retained      Total
                                         Earnings
Balance, December 31, 1997              $  95,266    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per               -       14,118
share

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share           -       54,040


Common stock issued June 17, 1998
for securities valued @ $.084 per               -        1,260
share

Common stock issued June 17, 1998
for note payable @ $.334 per share              -       10,180


Common stock issued June 17, 1998
for securities valued @ $.334 per               -       45,090
share

Common stock issued June 17, 1998
for services (officers) valued @
 $    .334
per share                                       -      100,200


Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                               -          250


Common stock issued December 31, 1998
for note payable @ $.3234 per share             -        6,063


Common stock issued December 31, 1998
for management fees @ $.334 per share           -       20,294


Common stock issued December 31, 1998
for note payable @ $.334 per share              -       20,202


Common stock issued December 31,1998
for securities valued @ $.206 per               -       46,400
share

Contributed capital                             -        1,717


Net loss for the year ended
December 31,1998                          (62,126)     (62,126)

Balance, December 31, 1998                 33,140      989,950






       TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
             Consolidated Statement of Stockholders' Equity

                                              Preferred  Preferred
                                                 Shares     Stock
Balance, December 31, 1998                        -          -


Recapitalization (Note 1)                         -          -


Common stock issued March 15, 1999
for services valued @ $0.63 per                   -          -
share

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                -          -

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share
                                            700,000    700,000

Preferred stock issued September
 1999
in exchange for 1.5 million shares
of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share              150,000    150,000

Stock subscription receivable                     -          -


Common stock issued December
1999 for cash @ $0.22 per share                   -          -

Common stock issued December 1999
for management fees @ $0.06 per share             -          -

Net loss for the year ended
December 31, 1999                                 -          -

Balance, December 31, 1999                  850,000   $850,000


Stock issued on January 5, 2000
to Directors @ $0.06 a share                      -          -


Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                 -          -

Stock issued on June 15, 2000
to Directors @ $0.50 a share                      -          -


Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                   -          -


Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                  -          -


Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                     -          -


Stock issued on December 12, 2000
to Directors @ $0.24 a share                      -          -


Net loss for the year ended
December 31, 2000                                 -          -

Balance, December 31, 2000                  850,000   $850,000







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity

                                           Common           Common
                                             Shares          Stock
Balance, December 31, 1998
                                           3,633,204       3,633

Recapitalization (Note 1)
                                             526,672         527

Common stock issued March 15, 1999
for services valued @ $0.63 per              313,942         314
share

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share         1,120,000       1,120


Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share
                                                               -

Preferred stock issued September
1999
in exchange for 1.5 million shares
of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                     -           -

Stock subscription receivable                      -           -


Common stock issued December
1999 for cash @ $0.22 per share              320,000         320

Common stock issued December 1999
for management fees @ $0.06 per share        489,600         489

Net loss for the year ended
December 31, 1999


Balance, December 31, 1999                 6,403,418   $   6,403


Stock issued on January 5, 2000
to Directors @ $0.06 a share                  72,000          72


Stock issued on March 1, 2000 for
services rendered @ $0.15 a share            123,000         123


Stock issued on June 15, 2000
to Directors @ $0.50 a share                  72,000          72


Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                            1,463,302       1,463


Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share
                                              36,583          37

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share
                                             200,000         200

Stock issued on December 12, 2000
to Directors @ $0.24 a share
                                             288,000         288

Net loss for the year ended
December 31, 2000
Balance, December 31, 2000                 8,658,303   $   8,658







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                                             Additional     Stock
                                             Paid-in    Subscription
                                             Capital    Receivable

Balance, December 31, 1998                  1,015,677      (62,500)

Recapitalization (Note 1)                      33,369      (20,000)

Common stock issued March 15, 1999
for services valued @ $0.63 per               196,527            -
share

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share            698,880            -


Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                   -            -


Preferred stock issued September
1999 in exchange for 1.5 million shares
of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                      -            -

Stock subscription receivable                  20,000            -

Common stock issued December
1999 for cash @ $0.22 per share                71,625            -

Common stock issued December 1999
for management fees @ $0.06 per share          28,886            -

Net loss for the year ended
December 31, 1999                                   -            -

Balance, December 31, 1999                 $2,044,991   $  (62,500)
Stock issued on January 5, 2000
to Directors @ $0.06 a share                    4,248            -


Stock issued on March 1, 2000 for
services rendered @ $0.15 a share              17,877            -


Stock issued on June 15, 2000
to Directors @ $0.50 a share                   35,928            -


Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                             1,399,555            -


Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share
                                                35,083           -

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share
                                                39,800            -


Stock issued on December 12, 2000
to Directors @ $0.24 a share
                                               67,392            -

Net loss for the year ended
December 31, 2000                                   -            -

Balance, December 31, 2000                 $3,644,874   $  (62,500)





       TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
             Consolidated Statement of Stockholders' Equity

                                                 Retained      Total
                                                 Earnings
Balance, December 31, 1998                      33,140        989,950


Recapitalization (Note 1)
for services valued @ $0.63 per                      -        196,841
share

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                   -        700,000


Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                    -        700,000

Preferred stock issued September
1999 in exchange for 1.5 million shares
of Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                       -        150,000

Stock subscription receivable                        -         20,000

Common stock issued December
1999 for cash @ $0.22 per share                      -         71,945

Common stock issued December 1999
for management fees @ $0.06 per share                -         29,375

Net loss for the year ended
December 31, 1999                             (712,680)      (712,680)

Balance, December 31, 1999                 $  (679,540)   $ 2,159,354


Stock issued on January 5, 2000
to Directors @ $0.06 a share                         -          4,320


Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                    -         18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                         -         36,000


Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                      -      1,401,018


Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                     -         35,120


Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                        -         40,000


Stock issued on December 12, 2000
to Directors @ $0.24 a share                         -         67,680


Net loss for the year ended
December 31, 2000                             (392,811)      (392,811)

Balance, December 31, 2000                 $(1,072,352)     3,368,680







       TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
             Consolidated Statement of Stockholders' Equity

                                 Preferred  Preferred
                                  Shares     Stock
Stock issued on January 15, 2001
for consulting fees @ $0.17 a share    -     -

Stock issued on January 18, 2001
for
management fees @ $0.21 a share        -     -

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share    -     -

Stock issued on March 1, 2001 to
management fees @ $0.17 a share        -     -

Stock issued on June 6, 2001
for the purchase of Corporate
Capital
Formation, Inc. @ $0.11 per share      -     -

Stock issued on June 22, 2001
to Directors @ $0.03 a share           -     -

Net lncome for the nine months ended
September 30, 2001                     -     -

Balance, September 30, 2001            -     -






       TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
             Consolidated Statement of Stockholders' Equity

                                          Common       Common
                                           Shares       Stock
Stock issued on January 15, 2001
for consulting fees @ $0.17 a share         50,000            50

Stock issued on January 18, 2001
for
management fees @ $0.21 a share            144,762           145

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share         25,100            25

Stock issued on March 1, 2001 to
management fees @ $0.17 a share            700,000           700

Stock issued on June 6, 2001
for the purchase of Corporate
Capital
Formation, Inc. @ $0.11 per share          900,000           900

Stock issued on June 22, 2001
to Directors @ $0.03 a share               360,000           360

Net lncome for the nine months ended
September 30, 2001                               -             -
Balance, September 30, 2001            $10,838,165   $    10,838






                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity

                                        Paid-in    Subscription
                                         Capital    Receivable
Stock issued on January 15, 2001
for consulting fees @ $0.17 a share         8,450            -
Stock issued on January 18, 2001
for
management fees @ $0.21 a share            30,179            -

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share         3,715            -

Stock issued on March 1, 2001 to
management fees @ $0.17 a share           118,300     (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate
Capital
Formation, Inc. @ $0.11 per share          95,100            -

Stock issued on June 22, 2001
to Directors @ $0.03 a share                    -            -

Net lncome for the nine months ended
September 30, 2001                              -            -

Balance, September 30, 2001            $3,911,058   $ (181,500)





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity

                                             Retained      Total
                                               Earnings
Stock issued on January 15, 2001
for consulting fees @ $0.17 a share            -        8,500


Stock issued on January 18, 2001
for
management fees @ $0.21 a share                -       30,324


Stock issued on February 21, 2001
for consulting fees @ $0.15 a share            -        3,740


Stock issued on March 1, 2001 to
management fees @ $0.17 a share                -            0


Stock issued on June 6, 2001
for the purchase of Corporate
Capital
Formation, Inc. @ $0.11 per share              -       96,000


Stock issued on June 22, 2001
to Directors @ $0.03 a share                   -       10,800


Net lncome for the nine months ended
September 30, 2001                       149,870      149,870
Balance, September 30, 2001            $(922,482) $ 3,667,914





                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows
                                        Nine Months    Nine Months
                                          Ended           Ended
                                      September 30,   September 30,
                                           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss)
from operations                     $     149,870 $     (61,456)
Depreciation &
Amortization Expense                       61,759       191,757
(Increase) in
accounts receivable                      (335,664)      (20,258)
(Increase) in
advance expenses                           (4,840)            0
Decrease in
impound account                             3,565         2,103
(Decrease) in
loan fees                                  81,538             0
Unrealized loss on
available for sale                        397,245       188,976
securities
Unrealized (gain)
on available for sale                    (410,680)     (253,309)
securities
(Decrease) in assets
held for sale                             355,344       180,000
(Decrease) in
accounts payable                           20,694        29,058
Increase in
loans payable                              19,108        93,763
(Decrease) in
line of credit                                882         4,523
(Decrease) / increase
in security deposits                      (36,727)          126
(Decrease) / increase
in taxes payable                                0       (10,604)
Deferred tax
benefit                                    68,359       (13,854)
Common stock
ssued for services                        268,364        93,440
Net cash provided
by operating activities                   638,817       424,265
CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of
marketable securities                      (1,211)     (250,000)
Sale of marketable
securities                                (52,216)       99,175
Disposal of
fixed assets                            3,325,203             0
Purchase of
fixed assets                           (1,117,409)      (92,369)
Net cash provided
(used) by investing                     2,154,367      (243,194)
activities
CASH FLOWS FROM
FINANCING ACTIVITIES
Investment Property
Mortgages                                  (4,203)     (153,625)
Investment in securities
available for sale                       (393,832)            0
Greentree Lease                              (224)       (1,253)
Mortgage Principal                     (2,326,999)            0
Stock subscription                       (119,000)            0
Net cash (used) by
financing activities                   (2,844,258)     (154,878)
Net increase
(decrease) in cash                        (51,074)       26,196
Cash at beginning
of year                                    54,384        43,236
Cash at end
of year                              $      3,310   $    69,432
Supplemental Cash
Flow Disclosures
Cash paid during                           31,946        95,375
Schedule of
Non-Cash Activities
Common Stock
issued for services                       268,364        93,440




                                  Three Months     Three Months
                                     Ended             Ended
                                 September 30      September 30
                                     2001               2000


CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss)
from operations                   $    (23,777) $  (127,163)
Depreciation &
Amortization Expense                     12,933      36,773
(Increase) in
accounts receivable                     (33,006)    (24,747)
(Increase) in
advance expenses                         (3,390)          0
Decrease in
impound account                               0           0
(Decrease) in loan fees                  (2,500)          0
Unrealized loss on
available for sale                      397,245     144,039
securities
Unrealized (gain)
on available for sale                         0           0
securities
(Decrease) in assets
held for sale                                 0           0
(Decrease) in
accounts payable                         38,703      39,834
Increase in
loans payable                             8,673      11,187
(Decrease) in
line of credit                            3,327        (356)
(Decrease) / increase
in security deposits                      1,863         604
(Decrease) / increase
in taxes payable                         (2,437)          0
Deferred tax benefit                     (4,196)    (53,842)
Common stock issued
for services                                  0           0
Net cash provided
by operating activities                 393,438      26,329
CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of
marketable securities                         0           0
Sale of marketable
securities                                    0           0
Disposal of
fixed assets                                  0           0
Purchase of
fixed assets                            (44,409)          0
Net cash provided
(used) by investing                     (44,409)          0
activities
CASH FLOWS FROM
FINANCING ACTIVITIES                          0     (31,581)
Investment in securities
available for sale                     (393,832)          0
Greentree Lease                               0        (365)
Mortgage Principal                      (39,349)          0
Stock subscription                            0           0
Net cash (used) by
financing activities                   (433,181)    (31,946)
Net increase
(decrease) in cash                      (84,152)     (5,618)
Cash at beginning
of year                                  87,462      75,050
Cash at
end of year                       $     3,310 $      69,432
Supplemental
Cash Flow Disclosures
Cash paid during
year for interest                        31,946      95,375
Schedule of
Non-Cash Activities
Common Stock
issued for services                $         0 $           0







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

5. Triad Realty is not yet operating as a consolidating real estate company.

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

g.  Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Due to the nature of business that Northwest Medical Clinic Inc. conducts, a reserve for bad debts must be in place to properly state the account receivable as of September 30, 2001.

Accounts receivable     $ 3,165,322
Reserve for bad debts    (1,620,063)

                        $ 1,545,259


 h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at September 30, 2001 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate. Note 3 reflects the fair value of notes, trusts, and mortgages payable in accordance with paragraph 11, 12, and 13 of SFAS 107.




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

k.  Investments in Securities

Marketable securities at September 30, 2001 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income and expenses.

l.  Line of Credit

The Company has a $ 50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. (i.e. if prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. There is an outstanding balance of $ 31,042 as of September 30, 2001.





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

NOTE 3. TRUST DEEDS & MORTGAGES

               Interest Rate   Debt      Maturity Date
     ------------------------------------------------------------
     ------------------------------------------------------------
350 W. 9th Avenue    7.820 %   $749,000   12/08/26
                     ----------------------------------
                     ----------------------------------
2016-18 Balboa*
                     ----------------------------------
2015-17 Hornblend*   7.796 %    312,294   02/20/20
                     ----------------------------------
2135-39 Grand Ave.   7.898 %    226,496   11/20/20
                     ----------------------------------
4592 Bancroft        7.796 %    255,307   02/20/20
                            -------------------

                          $   1,543,097


The office building and apartment complexs collateralized the above loans. The loan agreements provide for monthly payments of interest and principle.

The office building located at 350 W. 9th Avenue in Escondido, Ca. was purchased June 11, 2001. Balboa/Hornblend*, and Grand Ave., were reclassified from assets held for sale to property and equipment on the Companies financial statements.

The total debt of $ 1,543,097 was recorded as follows: current portion (less than one year) of $ 150,910 and long-term portion (more than one year) of $ 1,392,187.

* This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 95,549, in accordance with SFAS 121.







NOTE 4. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                                        September 30,      December 31,
                                            2001               2000
           ------------------------------------------ --------------------
                                    -----------------------------------
Land                                         $   185,000    $   327,614
                             ------------------------------------------
                             ------------------------------------------
Buildings                                      3,038,357
                                                              1,568,164
                             ------------------------------------------
Equipment                                         78,694         34,070
                             ------------------------------------------
Computer                                          20,438          4,764
                             ------------------------------------------
Furniture                                         13,312         12,223
                             ------------------------------------------
Tenant Improvements                               35,186        161,669
                                    -----------------------------------
                                    -----------------------------------
                                             $ 1,900,794    $ 3,578,697
                             ------------------------------------------
                             ------------------------------------------
Less Accumulated Depreciation                    (93,673)      (222,537)
                                    -----------------------------------
Net Property and Equipment                   $ 1,807,121    $ 3,356,160
------------------------------------===================================

May 2001 the Company sold the 51,000 square foot commercial building located at 6920-6910 A & B and 6914 Miramar Road, San Diego, California for $ 3,950,000. The Company also sold the Bancroft property on April 1, 2001 for $ 400,000. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California.




NOTE 5. BASIC & DILUTED GAIN / (LOSS) PER COMMON SHARE

Basic gain / (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain / (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.
                               September 30,     December 31,
                                    2001           2000

                       ----------------------------------------
Numerator  income / (loss)     $   150,479   $  (392,811)

Denominator  weighed average
number of shares outstanding      9,463,684     7,378,445
                       ----------------------------------------
                       ----------------------------------------

Basic gain / (loss) per share  $      0.02   $        (0.05)


                               September 30,    December 31
                                   2001            2000

Numerator income / (loss)        $  150,479  $  (392,811)

Denominator weighed average
number of shares outstanding     11,163,684     9,078,445

Diluted gain / (loss) per share $    0.01    $     (0.04)

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

At September 30, 2001 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                       September 30,
                                          2001
                                   --------------------
Net Operating tax Losses :
------------------------------------------------
------------------------------------------------

Net operating tax loss carryforwards     921,873
                            --------------------
                            --------------------

------------------------------------------------
------------------------------------------------
Income Tax Benefit                     $(500,908)
                            ====================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.

NOTE 7.  MARKETABLE SECURITIES

At September 30, 2001, the Company held trading securities of the following companies:

                     Trading         Number of      Mkt. Price      FMV
                     Market           Shares        At Year End   At Year End

First Genx.com            otc          1,275,000             0.18  229,500
Greenland                 otc              4,113             0.02       83
Mezzanine Capital         otc            107,000             1.45  155,150
Millennium Plastics       otc             30,000             0.13    3,900
One Stop Sales            otc              5,000             2.40   12,000
Peacock Financial         otc            200,000             0.01    2,000
Phantom Film Corp.        otc              5,000             0.00       50
Processing Corp.          otc             20,000             0.00        0
Pro Glass
Technologies, Inc.        otc          1,118,962             0.10  111,896
Regan Corp.               otc              5,000             0.00        0
Spectrum           pinksheets            850,000             0.03   21,250
Thunderstone              otc              3,068             0.00        0
Total Entertainment       otc             55,000             0.08    4,400
Total

The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of September 30, 2001 in accordance with paragraph 13 of SFAS 115.





NOTE 8.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At September 30, 2001, the Company held investments in the following companies:

                                    Number of    Value Price     FMV
                                    Shares      At Period End   At Sep. 30, 2001

Advanced Interactive Inc.                  5,125      0.97    4,971
American Eagle Financial                  55,000      0.10    5,500
Atlantic & Pacific Guarantee           1,000,000      0.02   18,000
Beach Brew Beverage Company              625,000      0.02   17,500
Blue Gold                                125,000      0.01      125
Carrara                                  325,000      0.00      371
Heritage National Corporation            250,000      0.10   25,000
International Sports Marketing, Inc.     100,000      0.01    1,000
Love Calendar (Nevada)                   100,000      0.01    1,000
Love Calendar (Utah)                      25,000      1.00   25,000
Love Concepts                            100,000      0.01    1,000
Merchant Park Communications, Inc.       825,000      0.20  165,000
Nicholas Inv.                            364,583      0.00      365
Noble Onie                                25,000      0.10    2,500
Oasis Info. Systems                    1,200,000      0.10  120,000
Quantum Companies                      1,200,000      0.09  102,000
Resume Junction                           20,000      0.10    2,000
Spa International                        245,165      0.00        0
Sterling Electronic Commerce             300,000      0.05   15,000
The Shops Network                            500      0.10      500
Trans Pacific Group                      100,000      0.01    1,000
Thunder Mountain                         100,000      0.01    1.000
                                             ----------------------
   Total                                               $    508,832
                                             ======================

* In 1995, the Company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. Heritage National Corporation values remained the same due to the Companies not trading at year-end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. All gains and losses will be recorded in the statement of operations under other income and expenses. Heritage National Corporation is a privately owned Company.






NOTE 8.  ACQUISITIONS

Triad Industries acquired Gam Properties and Miramar Road Associates, LLC on February 26, 1999. Both acquisitions were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Gam Properties Inc. is in the residential rental business. Triad Industries issued 1,120,000 shares of common stock in the acquisition of Gam Properties. Miramar Road Associates, LLC. is in the commercial rental business. Triad Industries issued 700,000 shares of preferred stock in acquisition of Miramar Road Associates.

On June 30, 2000, Triad Industries, Inc. acquired the assets subject to the liabilities of Northwest Medical Clinic, Inc. and its subsidiaries; Amerimed of Georgia, Inc. (a Georgia Corporation) and Florimed of Tampa, Inc. (a Florida Corporation). The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic, Inc. operates in the personal injury area and also performs sleep apnea procedures. For all intent and purposes Amerimed and Florimed are no longer performing any medical services; however, they still have active accounts receivables that they receive payment on. Triad Industries issued 1,463,302 shares of common stock in the acquisition of Northwest , LLC. The major asset acquired in the transaction was $ 1,417,481 (net of allowance for bad debt) in accounts receivable. The major liabilities were notes payable totaling $ 132,553. Triad Industries, Inc. acquired 100% of the outstanding common stock of Northwest Medical Clinic, Inc. and its two subsidiaries (Amerimed and Florimed). Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, Inc. issued 1,463,302 shares of common stock on June 30, 2000 for the purchase of Northwest Medical Clinic, Inc. Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and that from Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 900,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc.

The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.



NOTE 9.  STOCK TRANSACTIONS

For transactions with other than employees stock issuance are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuances shall be accounted for based on the fair method of accounting.

NOTE 9.  STOCK TRANSACTIONS (CONTINUED)

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

At the shareholders meeting held March 15, 1999 the stockholders approved the acquisition of RB Capital and Equities, Inc. a Nevada corporation and its subsidiaries for 1,120,000 shares of common stock and 700,000 shares of preferred stock.
NOTE 9.  STOCK TRANSACTIONS (CONTINUED)

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

NOTE 9.  STOCK TRANSACTIONS (CONTINUED)

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

As of September 30, 2001 the Company had 10,838,165 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of September 30, 2001.

(A) Preferred Stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 10,838,165 and 8,658,303 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively.

The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of September 30, 2001.


NOTE 11.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

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

A total of 529,862 shares were issued for services to management and key employees for the nine months ended September 30, 2001.




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of September 30, 2001 the Company had $3,284,803 in current assets, compared to $550,645 in current liabilities. The current assets are comprised of $3,310 in cash, $680,820 in accounts receivable, $1,545,259 in medical clinic receivables, $540,229 in marketable securities, $4,840 in prepaid expenses, $9,045 in tax impound accounts and $501,300 in deferred tax benefits. The Company also has $3,667,913 in shareholders equity.

Results of Operations

     For the nine months ended September 30, 2001 the Company has a net income of $149,869. Medical fee income was up $501,910 compared to the same period of 2000 due to the fact Northwest Medical Clinic was owned for all nine months of 2001. Rental income was down $194,162 for the first nine months of 2001 compared to the same period of 2000. This stems from the Company selling a 48,000 square foot building and purchasing a 13,000 square foot building. Depreciation and amortization also decreased from $191,757 in the nine months of 2000 to $61,759 for the nine months in 2001 due to the new building. Bad debt expense was up from $88,706 for the nine months ended 2000 to $216,159 in the nine months 2001 due to the Company owning Northwest Medical Clinic for the entire nine months of 2001. Administrative expenses have almost doubled from 2000 compared to 2001. This can he attributed to the companies purchase of Northwest Medical Clinic and Corporate Capital Formation subsidiaries. For the nine months ended September 30, 2001 the company had a gain of $618,455 from the sale of real estate holdings. Interest expense decreased from $309,533 to $202,290 for the nine months ended 2001 compared to the same period of 2000. This can also be attributed to the sale of a larger commercial building and a purchase of a smaller building.

     The Company had net revenues of $1,641,173 for the nine months ended 2001 compared to $1,185,074 for the same period of 2000.









                                                          Nine Months Ending
                                                     September 30, September 30,
                                                       2001              2000

Financial Services Income                          $  560,782         $  432,261
Real Estate Rental Income                             325,252            333,316
Medical Services Income                               527,260            519,414

Total                                              $1,413,294         $1,284,991

     For the three months ended September 30, 2001 the company has a net loss of $23,777 compared to a net loss if $127,163 for the same period the year before. Rental income was down for the period by $137,871 due to the smaller commercial building. Depreciation and amortization decreased approximately $24,000 also because of the smaller building. The Company also had a gain of $21,063 from the sale of marketable securities. The Company had a loss of $4,083 on the sale of a disposable assets. Interest expense decreased approximately $63,000 for the three months ended September 30, 2001 also because of the smaller building.

Net Operating Loss

     The Company has accumulated approximately $922,483 net operating loss carryforwards as of September 30, 2001, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration on the net loss carryforwards. The carryforwards expire in the year 2016. In the event of certain changes in control of the Company, there will be an annual limitation on the amount carryforwards, which can be used. A tax benefit has been recorded in the Company's financial statements for the year ended December 31, 2000 in the amount of $569,657 and for the nine months ended September 30, 2001 in the amount of $501,300.
Sale of Common Capital Stock

         None

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


         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None


                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 8K/A filed by reference on 7/10/2001.
b.       Form 8K/A filed by reference on 7/18/2001.
c.       Form 10QSB filed by reference on 8/13/2001
d.       Form 10QSB/A filed by reference on 8/15/2001.





                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TRIAD INDUSTRIES, INC.


Dated: November 15, 2001

                                                  By:_/S/ Linda Bryson  _____
                                                     Linda Bryson
                                                     President, Director


                                                  By:_/S/ Michael Kelleher___
                                                     Michael Kelleher
                                                     Secretary, Treasurer
                                                     and Director