Form 10KSB
period 2001-12-31
TRIAD INDUSTRIES INC
filed 2002-04-15
CIK 1092105

22

                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

     x Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2001 Or Transition Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (No Fee Required) Commission File Number: 0-28580

                             Triad Industries, Inc.
             (Exact Name of Registrant as specified in its charter)


                Nevada                                               88-0422528
(State or other jurisdiction of incorporation or organization)    (IRS Employer
                                                        Identification Number)

                           350 W. 9th, Ave, Suite 104
                               Escondido, CA 92025
              (Address and zip code of principal executive offices)

                                 (760) 291-1710
               (Registrants telephone number, including area code)

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

                                    x YES NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $148,796 based upon a $.02 per share trading price on January 10, 2002.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.
            Common Stock                        10,138,165 Shares Outstanding
           $0.001 par value                       as of December 31, 2001

                       Documents Incorporated by reference

     Certain information required by Part III of this Form 10-KSB is included by reference to the Companys definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

       Traditional Small Business Disclosure Format (check one): Yes x No

         The issuers revenues for its most recent year were $1,950,308.




                                       ii

                             TRIAD INDUSTRIES, INC.
                                TABLE OF CONTENTS

                                     PART I
                                                                    Page
Item 1.          Description of Business                             2-4
Item 2.          Description of Property                             4-5
Item 3.          Legal Proceedings                                   5-6
Item 4.          Submission of Matter to a Vote of Security Holder     6
                                                      PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                         6-7

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                       7-8

Item 7.          Financial Statements                                8

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure           9

                                                     PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act    9-10

Item 10.         Executive Compensation                                   10-11

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                           11

Item 12.        Certain Relationships and Related Transactions            12

Item 13.        Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                               S-1








                                                         1

                                                      PART 1

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this documents and in all if its communications to shareholders and others, on managements projections, estimates and all other communications. Statements that are based on managements projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Companys actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

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

     On May 27, 2001 Triad acquired 100% of the outstanding common stock of Corporate Capital Formation, Inc. a Nevada corporation, in exchange for 900,000 shares of common stock.

     As of December 31, 2001 the Company had 10,138,165 shares of $.001 par value common stock outstanding and 850,000 shares of $1.00 preferred stock outstanding.


Subsidiaries

         Triad owns five subsidiaries on a wholly owned basis:

     1- RB Capital and Equities, Inc., a Nevada corporation, is a financial service corporation that operates a merger and acquisition consulting business. The company does corporate filings and capital reorganization business for small emerging private and public client corporations. 100% owned.

     2- Miramar Road Associates, LLC. a California Limited Liability Company, Presently inactive. Miramar Road Associates sold their commercial property in May of 2001 for $3,950,000.100% owned.

     3- Northwest Medical Clinic, Inc. a Georgia corporation, engaged in the healthcare delivery business, consisting of personal injury, sleep apnea and hormone replacement therapy. There are a total of 7 employees. 100% owned

     4- Healthcare Resource Management, Inc., a Nevada corporation. Presently inactive. 100% owned.

     5- Corporate Capital Formation, Inc. , a Nevada Corporation, is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filings, capital reorganizations and resident agent services for small and emerging private or public companies. 100% owned.

     It should be noted that during the fourth quarter of 2001 the company consolidated Gam Properties, Inc. a subsidiary into the parent holding company Triad Industries, Inc. Therefore, Triad Industries Inc., is no longer a holding company and has business activities of its own. Triad now controls three real estate properties.

     A- Three units located at 2135-39 Grand Ave, San Diego, CA 92103. ** B-Four units located at 2016-18 Hornblend and 2016-18 Balboa Avenue,
        San Diego CA,92109.*,
 ** C- An 11,624 square foot commercial property located at 350 W. Ninth Street, Escondido, CA 92025.

     *This is one apartment building. The building has four units built back to back; therefore, there are two units on each street.

     ** These properties were both sold in the first quarter of 2002. The Hornblend Balboa property closed on January 30, 2002 and sold for $391,000. The Grand Avenue property closed on March 31, 2002 and sold for $350,000.

Services and Operations

Triad Industries, Inc. Parent Company.
     Triad owns and operates three real estate properties in the pacific southwest part of the United States. These properties consist of residential and commercial rental units, located in the county of San Diego, in California which are rented on a month to month basis.

     2135-39 Grand Avenue, San Diego, California. This property contains three units in two buildings containing approximately 2,100 square feet. This is a beach property. The property is 100% occupied.

     2016-18 Balboa and 2015-17 Hornblend, San Diego, California. This property consists of four units of approximately 2,200 square feet, with each unit having its own yard. The property is zoned for commercial use with a 100-foot frontage on a main traffic artery, surrounding the Pacific Beach area of San Diego. The property is 100% occupied.

     350 W. Ninth Street, Escondido, California. This property consists of an 11,624 square foot commercial building. There are a total of eight tenants as of December 31, 2001 including RB Capital & Equities (a subsidiary of Triad Industries, Inc.). AS of December 31, 2001 the building was 78% occupied.

     Triads business is such that its real estate holdings change from time to time. Triad continues to work on optimizing its portfolio. All of the existing properties have positive cash flows at this time. San Diego generally experiences a strong rental market and it should continue through 2002.

         RB Capital & Equities, Inc.        100% owned
     The Company is in the merger and acquisition consulting business. In the financial services area the firm prepares S-1, SB2, S-4, and S-18, Registration Statements, 15c2-11 filings, Regulation D 504, 505, and 506 Private Placement memorandums with regulatory filings, and other SEC reports such as Form 10 and Form 10SB, 8K and related filings. In addition the Company prepares Plan of Reorganization for Internal Revenue Code, Rule 368 (a)(1)(a), 369(a)(1)(b) and 369c (a)(1)(c) for business combinations. The firm also prepares and files Articles of Incorporation, By Laws, Officer and Director filings, State reports, business plans, and does general accounting for client firms. The Company arranges for independent auditing and legal services to be performed for clients. The Company functions in the Public Relations areas including, but not limited to shareholder letters, corporate profiles, press releases based on client information.

     Miramar  Road  Associates,LLC.100%   owned.  California  Limited  Liability
Company. Presently inactive.


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


         Corporate Capital Formation, Inc. 100% owned
     The Company is in the merger and acquisition consulting business. In the financial services area the firm prepares S-1, SB2, S-4, and S-18, Registration Statements, 15c2-11 filings, Regulation D 504, 505, and 506 Private Placement memorandums with regulatory filings, and other SEC reports such as Form 10 and Form 10SB, 8K and related filings. In addition the Company prepares Plan of Reorganization for Internal Revenue Code, Rule 368 (a)(1)(a), 369(a)(1)(b) and 369c (a)(1)(c) for business combinations. The firm also prepares and files Articles of Incorporation, By Laws, Officer and Director filings, State reports, business plans, and does general accounting for client firms. The Company arranges for independent auditing and legal services to be performed for clients. The Company functions in the Public Relations areas including, but not limited to shareholder letters, corporate profiles, press releases based on client information. The company also performs resident agent services for outside clients

         Healthcare Resource Management, Inc.  100% owned
     Healthcare Resource Management, Inc., Inc. is a Nevada corporation that resulted from the business combination of Healthcare Resources and RB Capital. It was capitalized by the non-related assets of the business combination. Healthcare Resource Management, Inc. is designed to be a medical management company, however; it is presently inactive.
Competition

     All of the properties Triad Industries, Inc. owns are located in the county of San Diego, in California. Although there are many rental properties in San Diego, there is also a high demand. Therefore, there is high competition but also a very high demand for the rental property market in San Diego.

     RB Capital and Equities and Corporate Capital Formation both face heavy competition in the financial services industry. However, in managements opinion both companies have found their niche in the financial services industry. Both companies cater to small public companies and private companies who hope to go public. Management has not compiled any material data to support their opinion.

     Northwest Medical Clinic faces competition from about 4 other clinics in the Atlanta area that offer the same services. To gain a competitive advantage Northwest Medical Clinic has tried to differentiate itself from these other clinics by offering sleep apnea and hormone replacement treatments.

Employees

     Including its officers and directors the consolidated operations employ 12 full time employees. One employee devotes time as needed for the real estate operations , seven employees work full time in the medical sector, and five full time employees in the financial services sector (RB Capital & Equities, Inc. and Corporate Capital Formation, Inc. One employee from the financial services sector is who handles the real estate properties. The companies also use independent consultants for a variety of tasks, including medical doctors, real estate brokers, and property managers.




Item 2.  Description of Property

     Triad Industries, Inc., and RB Capital & Equities, Inc., occupy approximately 1645 square feet of general office space at 350 W. Ninth St, Escondido, Ca 92025. Triad Industries, Inc. owns the building. The building is approximately 11,624 square feet, which of this 9,979 square feet is rented to others on a month to month basis.

     Corporate Capital Formation, Inc. leases a 300 square foot office located at 2950 E. Flamingo Rd., Las Vegas, NV 89121 on a month to month basis for $500.00 per month..

     Northwest Medical Clinic, Inc. leases a 2500 square foot medical clinic at 2430 Herodian Way, Suite 250, Smyrna, GA 30080 on a five year lease at $2900 per month.

     The  table  below  illustrates  the  purchase  price,  mortgages,   equity,
annualized rental income and occupancy of the properties owned by Triad Industries, Inc. as of December 31, 2001.

                     Purchase                     Interest               Annual
Property               Price         Mortgage      Rate    Equity        Rental
                                                                         Income

350 W. Ninth St.**    $1,070,000   $  744,055       7.82%$  325,945   $  120,763


2135-39 Grand Ave.*      355,350      231,867       7.9%    123,483       30,900

2016-18 Balboa           364,000      317,133       7.8%     46,867       37,500
2015-17 Hornblend *



                        Occupancy
350 W. 9th Ave.         100% 8 tenants

2135-39 Grand Ave       100%

2016-18 Balboa
2015-17 Hornblend       100%




     Triad Industries, Inc. owns three (3) properties in San Diego County, California. These properties are leased to others for a monthly fee. The properties are as follows:

350 W. Ninth St, Escondido, CA 92025
         11,624 Square foot commercial building
Purchase price:         $   1,070,000
Present loan balance:   $     744,055
Annual income:          $     120,763
Loan interest rate:             7.82%
RE annual taxes:        $      13,375
RE taxes monthly:       $    1,114.58
RE tax rate:                    1.25%
P&I Monthly:            $   5,691.88
Insurance:              $115 per mo.
Lease term:             Property leased on a month to month basis to
                        7 other tenants

2135-39 Grand Avenue, San Diego, CA 92103
         3 rental units (all 2 bed, 1 bath)
         Purchase price:            $355,350
         Present  loan balance:     $231,867
         Annual income:             $ 30,900
         Loan interest rate:           7.9%
         RE annual taxes:           $  3,735
         RE taxes monthly:          $    311
         RE tax rate:                    1.1%
         P&I monthly:                 $1,772
         Insurance:                      $55
         Lease term:                month to month tenants; have been
                                     in property for two years
                                            .

2016-18 Balboa, 2015-17 Hornblend Ave. San Diego, CA 92109
         4 Rental Units (all 1bed, 1 bath)
         Purchase price:            $364,000
         Present first loan balance:$267,133
         Present second loan bal:   $50,000
         Annual income:             $37,500
         Loan interest rate:           7.8%
         RE annual taxes:           $3,588
         RE taxes monthly:          $ 299
         RE rate:                   1.0%
         P&I monthly:              $2,563.57
         Insurance per Month:      $58
         Lease term:               month to month  tenants,  3 of the 4 tenants
                                   have been in property for two years


     Triad Industries, Inc. residential property occupancy rate is 100% and the commercial occupancy property rate is 78% as of December 31, 2001. Triad Industries, Inc. real property holdings are depreciated on a straight-line basis. The useful lives of the property is 39.5 years for the residential property and 27.5 for the commercial property for accounting purposes.

     The Grand Avenue property is a triplex made up of three two bedroom one bath dwellings. The Balbaoa- Hornblend property is made up of four 1 bedroom and 1 bathroom dwellings. The commercial property is currently made up of 10 office suites. However, the building can be reconfigured to suit an individuals needs. These properties are in excellent rental condition. There are no plans to further renovate, improve or develop any of Triads real properties. Management believes the properties are adequately covered by insurance.

     Currently, management has not set any limitations on the percentage of assets, which may be invested in a single investment. Management has not set any limitations on the number of mortgages, which may be placed on any one piece of property.

     *It should be noted that the companys auditor has placed a Net Realizable Valuation Allowance on these two properties for a total of $54,836. The Net Realizable Valuation Allowance lowers the carrying value of these two properties on the Companys books by $54,836. It should further be noted that these two properties sold in the first quarter of 2002 . The Balboa-Hornblend property sold for $391,000 and closed on January 30, 2002. The Grand Avenue property sold for $350,000 and closed on March 31, 2002.

     **Five tenants: (1) Manitou Engineering,  (2) RB Capital & Equities,  Inc.,
(3) Mediasoft (4) Teamwork Associates and (5) Neighborhood Funding occupy 66% of the building and contribute 85% of the rental revenue with 42 other tenants renting the rest of the building.

Item 3.  Legal Proceeding
     The Company is not a part of any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened

Item 4.  Submission of Matters to Vote of Security Holders

     At the Annual Meeting of Shareholders held August 2, 2001 the shareholders elected directors to serve for one year or until their successors are duly qualified.

                           Bryce Smith               Richard Furlong
                           Linda M. Bryson          J. William Byrd
                           Michael Kelleher          James Crowell

                           The above directors were elected at the meeting.

     At the same meeting the shareholders adopted and ratified a proposed 2001 stock option plan. The Shareholders also elected to appoint Armando Ibarra as independent auditor and Signature Stock Transfer as the registrar and transfer agent for the Company.
                                                      Part II

Item 5.  Market for Registrants Common Equity and Related Matters

     The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TRDD. The company stock has, during the fiscal year ending December 31, 2001, traded between $.01 and $.30 per share. The number of shares of record of common stock, $.001 par value, of the Company was 10,138,165 as of December 31, 2001. The Company has not yet adopted any policy regarding payment of dividends.

     The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:
                           Low              High
Qtr Ended 3-31-00          $.55             $1.00
Qtr Ended 6-30-00          $.25             $.55
Qtr Ended 9-30-00          $.385            $.60
Qtr Ended 12-31-00         $.25             $.30
Qtr Ended 3-31-01          $.09             $.30
Qtr Ended 6-30-01          $.01             $.09
Qtr Ended 9-30-01          $.01             $ 09
Qtr Ended 12-31-01         $.01             $.06

     As of December 31, 2001, the Company has issued and outstanding 10,138,165 shares of common stock outstanding to 504 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

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

     The Securities and Exchange Commission (the Commission) generally defined penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that an equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorization for quotation on The NASDAQ Stock Market; issued by a registered investment Company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuers net tangible assets; or exempted from the definition by the Commission. If the Companys shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.
     For transactions covered by these rules, broker-dealers must make special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing the recent price information for the penny stock held in the account and information on the limited market in penny stock and/or maintain a market in the Companys Common Stock and may affect the ability of shareholders to sell their shares.
         There are three main exemptions to the penny stock rule.

1.       A Company whose stock is priced at $5.00 or above per share.
2.       A Company whose net worth exceeds $5,000,000.
3.       A Company over five years old with a net worth of $2,500,000.

     A broker/dealer selling to other than established customers or accredited investors must do so on an unsolicited basis.

Recent Sales of Unregistered Securities
     On January 5, 2000 the Company issued 72,000 shares of common stock to its directors for services rendered at $.06 per share, for total consideration of $ 4,320.

     On March 1, 2000 the Company issued 123,333 shares of common stock to its president for services for services rendered at $.15 per share, for total consideration of $ 18,000.

     On June 15, 2000 the Company issued 72,000 shares of common stock to directors for services rendered at $.50 per share, for total consideration of $36,000.

     On June 30, 2000 the Company issued 1,463,302 shares in connection with the acquisition of Northwest Medical Clinic, Inc., and 36,583 shares were issued to Donner Investment Corporation as a fee in the Northwest transaction.
     On June 30, 2000 the Company acquired the equity interest of Northwest Medical Clinic and its related companies for 1,463,302 share of common stock, issued on a restricted basis to the 25 shareholders of these entities. The company also issued 36,583 shares of common stock to Donner Investment Corp. for a finders fee in the above transaction. The above issuances were issued at $.96 per share, for total consideration of $1,436,138.

     On October 1, 2000, 200,000 shares of common stock were issued to Novak Capital Corporation as fees for Investor Relations Services. The shares were issued at $.20 per share, for total consideration of $40,000.

     On December 12, 2000 the Company issued 288,000 shares to officers and directors for services rendered at $.24 per share, for total consideration of $67,680.
..
     On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share, for total consideration of $4,320.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued in the amount of $30,324 as of the year ended 2000 at $.21 per share.

     On February 21, 2001 the Company issued 25,100 shares of common stock to an employee for services rendered at $.17 per share and total consideration of $3,740.

     On March 1, 2001, the Company issued 700,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $.17 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     On June 6, 2001 the Company issued 900,000 shares of common stock at $.11 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc. and total consideration of $96,000.

     On June 22, 2001 the Company issued shares to directors for services rendered at $.03 per share for services rendered in the amount of $10,800.

     On, October 1, 2001 the company retired the stock subscription receivable that was issued on March 1, 2001. The 700,000 shares that were issued were cancelled and the stock subscription receivable was retired.

     All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of December 31, 2001 the Company has a total of 10,138,165 shares of common stock outstanding.

Dividend Policy

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the forseeable future.



Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Companys results of operations as of the years ended December 31, 2001 and 2000. The Company consolidates the operations of RB Capital and Equities, Inc., Corporate Capital Formation, Inc.(financial services sector), Miramar Road Associates and Gam Properties, Inc., Triad Industries, Inc. (real estate sector) and Northwest Medical Clinic (medical services sector) for reporting purposes.

     In May, the Company added Corporate Capital Formation, Inc. to its holdings. In May the company also completed the sale of the Miramar Road property for $3,950,000. After paying off the existing debts on the property and sales costs the company netted $488,724 in cash from this transaction. The company used part of these proceeds to purchase the 350 W. Ninth Ave. property. Overall the real estate sector achieved 100% occupancy to its residential properties and 78% occupancy from its commercial property.

     RB Capital & Equities had a strong year in terms of consulting revenues. This is due to an increase in business in 2001 after a severely down stock market in 2000. RB Capital performs services for publicly traded companies and is seeing an increase in demand for these types of services.

     Northwest Medical Clinic added sleep apnea and hormone treatment therapies in 2001 to increase their product lines. Management has not yet been able to determine the affect of these new services on the companys revenue stream. This is due to the fact Triad only owned Northwest for six months of 2000.

Results of Operations

     Revenues totaled $1,950,308 as of December 31, 2001 compared to $1,783,674 as of December 31, 2000 an increase of approximately 9%.

     Revenue for the years ended December 31, 2001 and 2000 by sectors

2001     2000

RB Capital                          $       502,561  $        423,405
Miramar Road      ****                      218,818           593,484
Gam Properties***                        -                    116,068
Northwest Medical*                        1,077,210             650,717
Corporate Capital Formation**                63,250             -
Triad Industries, Inc.                      88,470              -

     *Triad Industries, Inc. did not acquire Northwest Medical Clinic until June 30, 2000. ** Triad Industries, Inc. acquired Corporate Capital Formation on May 27, 2001. *** Gam Properties, Inc was consolidated with Triad Industries, Inc. in the fourth quarter of 2001. **** Miramar Road Associates sold their commercial building in May of 2001.

     For the year ended December 31, 2001 the Company had a net loss of $27,472 compared to a net loss of $392,811 for the same period of 2000. The company had a $256,634 increase in revenues. The reason for this increase was the addition of Corporate Capital Formation, an approximate $170,000 increase in revenues for RB Capital and owning Northwest Medical Clinic for the entire year. Rental revenues dropped approximately $400,000 due to the sale of the Miramar Road property and purchasing a smaller building with less rentable square footage.
The decrease in the net operating loss can be attributed to several factors. There was a $163,498 decrease in Depreciation and Amortization which can mostly again be attributed to the Miramar Road sale. The Company also had gains on the sale of assets in the amount of $552,856 for the year ended December 31, 2001. This was mostly from the Miramar Road property as was the decrease in interest expense from $526,910 in 2000 to $192,786 in 2001. General and Administrative costs increased $542,150 from 2000 to 2001 mostly due to the fact the company acquired Corporate Capital and owned Northwest Medical for the entire year. The Company only realized a gain of $27,703 from the sale of securities compared to $101,209 in the prior year.

                                             Income Statement Summary
                                                    December 31

                            2001             2000
Revenues                   1,950,308     1,783,674

Total Operating Costs      2,282,814     1,689,620

Income (Loss)
from Operation             (368,258)     (150,047)

Other Income/ (Expense)      331,620      (445,121)

Net Loss                     (27,742)     (392,811)

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting (SFAS), No. 133, Accounting for Derivative Instruments. SFAS No. 133 provides a different method for accounting for derivative instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Companys derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No. 133 implementation did not have a material effect on the financial statements.

     The Financial  Accounting  Standards Board has also issued 44PB Opinion No.
25). APN No. 25 APB Opinion No. 25 APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation, which lead to the issuance of SFAS No. 123, Accounting for Stock Based Compensation, the Board decided not to address practice issues related to Opinion 25 because the Board had planned to supersede Opinion 25. However, Statement 123 permits entities to continue applying Opinion 25 to stock compensation involving employees. Consequently, questions remain about the application of Opinion 25 in a number of different circumstances.

     This Interpretation clarifies the application of Opinion 25 for only certain issues. It does not address any issued related to the application of the fair value method in Statement 123. The issues addressed herein were selected after receiving input from members of both the FASB Emerging Issues Task Force and the task force on stock compensation that assisted in the development of Statement 123. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a noncompensatory plan, (c ) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN44 is effective for financial statements issued for periods ending after July 1, 2000. The implementation of FIN 44 did not have a material affect on the financial statement.

Inflation

     In the opinion of management, inflation will not have a material effect on the operations of Triad Industries Inc.

Liquidity and Capital Resources

     The Company has approximately a 6:1 current ratio. As of December 31, 2001 the Company has $3,245,538 in current assets compared to $3,430,127 for the same time in 2000. For the year ended December 31, 2001 cash decreased $38,741, accounts receivable increased $441,461, advanced expenses increased $ 5,815, marketable securities increased $479,404, and assets held for sale decreased $1,075,858. Current liabilities decreased from $1,606,556 for the year ended December 31, 2000 to $551,109 for the year ended December 31, 2001. The major factor related to this change was a $1,009,644 decrease in current notes payable on real estate.


                                               Balance Sheet Summary
                                                    December 31

                               2001        2000

Total Current Assets        3,245,538   3,430,127
Property (net)              1,793,877   3,356,160

Total Assets                5,435,571   7,638,981

Current Liabilities           551,109   1,606,556

Long Term Liabilities       1,394,159   2,663,745

Total Liabilities           1,945,268   4,270,301

Total Stockholders Equity   3,490,302   3,368,680

Total Liabilities and
Stockholders Equity         5,435,571   7,638,981

     The Companys auditors consider the Company to be a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established revenues to cover its operating costs. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through its real estate operations.

Net Operating Losses

     The Company has accumulated $(1,100,904) of net operating losses as of December 31, 2001, which may used to reduce taxes in future years through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

     In the event of certain changes in control of the Company, there will be a annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

Going Concern

     Triad Industries, Inc. financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal source of business

Item 7.  Financial Statements and Supplementary Data

         See index to financial statements included herein.

Item 8. Changes and Disagreements with Accountants on Accounting a nd Financial Disclosure

         None

                                                     Part III

Item 9.  Directors, Executive Officers, Control Persons

     The following table sets forth information, to the best of the Companys knowledge as of December 31, 2001, with respect to each director, officer and management as a group.

                                          Title of  Amount of
Name                     Position         Class      Shares    Percentage


Linda Bryson,            President        Common     473,332      4.6%
9980 Scripps Vista Way   Director
# 96
San Diego, CA 92131

Michael Kelleher         Secretary        Common     338,757      3%
32621 Guevara Drive      Director
Temecula, CA 92592



J. William Byrd          Vice President   Common     593,442      6%
PO Box 95583             Director
Atlanta, GA 30347

Richard Furlong          Director         Common     593,442      6%
PO Box 17135
Tampa, FL 33682

James B. Crowell         Director         Common     249,400      2.5%
PO Box 15711
Long Beach, CA 90818

Brice Smith              Director         Common     450,000      4.5%
2921 N. Tenaya Way
Las Vegas, NV 89128

Management as a Group                              2,698,373     27%

Others owning more than 5%

American Health Systems, Inc.                        850,000       8%
46 Corporate Park
Irvine, CA 92026

     The above percentages are based on 10,138,165 shares of common stock outstanding on December 31, 2001.

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. Nicholas Investment has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of Nicholas Investment shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, consists of the two directors and exercises all of the power and authority of the Board of Directors in the management of the business and affairs of Nicholas Investment between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

     None of the officers and/or directors of Triad Industries, Inc are officers or directors of any other publicly traded corporation, nor have any of the affiliates or promoters of Triad Industries Inc. filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The directors will their devote time to Triad Industries affairs on an as needed basis, the exact amount of which is undetermined at this time.

     The business experience of each of the persons listed above during the past five years is as follows:


         Linda M. Bryson, 43,  President/ Director
     Since 1996, Ms. Bryson has been the President of RB Capital & Equities, Inc., a corporation in the financial services field. She has served on the board of Spa International, Inc. and is currently the Director of Human Resources for Bellissima Day Spa.

         Michael W. Kelleher, 27, Treasurer/ Director/ CFO
     Mr. Kelleher received his B.S. degree in accounting from San Diego State University. He is currently the Secretary/Treasurer of RB Capital & Equities, a corporation in the financial services field and President of Escondido Capital, Inc., an investment corporation.

         J. William Byrd, MS., 65, Vice President / Director
     Mr. Byrd graduated from North Texas University with a Master of Science Degree in Psychology. He was a co-founder of Amerimed of Gerogia, Florimed of Tampa, and Northwest Medical Clinic, Inc. He has served as the President of Northwest Medical Clinic, Inc., since 1991.

         Richard Furlong, 56, Director
     Mr. Furlong was raised and educated in Oklahoma. Mr. Furlong has almost 25 years experience in the field of specialty medical practices. Mr. Furlong is the co-founder of Northwest Medical Clinic, Inc., Amerimed of Georgia, Inc., and Florimed of Tampa, Inc. Mr. Furlong is has been serving as Vice President of these corporations since 1991.

         James B. Crowell, Ph.D., 61, Chairman of the Board of Directors
     Mr Crowell has an extensive, 20 year plus, background in healthcare management that has covered both provider and payer organizations. He has in depth experience in managed care systems, grant funded training programs, and has been a senior operations executive as well as a director of marketing for health plans.

         Brice A. Smith, 77, Director
     Since 1998 Mr. Smith served as a director and executive level manager in two public corporations. Currently, he is the president and a director of Corporate Capital Formation, Inc., a Nevada financial services firm.


Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2001 in compliance to 16(a).

Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2001.

Name                                 Year       Salary    Bonus  Restricted
                                                                  Stock
Linda Bryson, President             2001        48,000              6,600
Director                            2000        48,000             22,800


Michael Kelleher, Secretary         2001        48,000              6,000
Director                            2000        48,000             22,800

J. William Byrd, Vice President     2001        52,000              4,400
Director                            2000        26,000             11,280

Richard Furlong, Director           2001        52,000              4,400
                                    2000        26,000             11,280

James Crowell, Director             2001          -                 1,800
                                    2000          -                18,000

Brice Smith*, Director              2001          -                   -

Mr. Smith did not become a director of the company until August 2, 2001.

     Directors received $ 1,800 payable in common stock to be a director for the year ended December 31, 2001.

     Miss. Bryson received $6,600 in restricted stock awards for director fees for the year ended December 31, 2001. $1800 was for directors fees and $4,800 in stock for services.

     Mr. Kelleher received $6,600 in restricted stock awards for director fees for the year ended December 31, 2001. $1800 was for directors fees and $4,800 in stock for services.

     Mr. Byrd received $4,400 in restricted stock awards for the year ended December 31, 2001. $1,800 was for directors fees and $2,600 was for services rendered.

     Mr. Furlong received $4,400 in restricted stock awards for the year ended December 31, 2001. $1,800 was for directors fees and $2,600 was for services rendered.

     Mr. Crowell received $1,800 in restricted stock awards for directors fees for the year ended December 31, 2001.

Item 11.  Security Ownership of Beneficial Owners and Management

     The  following  table sets forth,  as of December 31, 2001,  based upon our
records  and  information   obtained  from  the  persons  named  below,  certain
information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:
                                     Amount        Approximate
                                     and nature    precentage
                                     of beneficial of common
        Identity                   Ownership      Stock Owned
American Health Systems, Inc.         850,000        8% (I)
Linda Bryson                          473,332       4.6%(II)
Michael Kelleher                      338,757       3% (II)
J. William Byrd                       593,442       6% (II)
Richard Furlong                       593,442       6% (II)
James B. Crowell                      249,400        2.5% (II)
Brice Smith                           450,000        4.5%(II)
Management as a Group               2,698,373       27% (III)

     See Item 9. Directors, Executive Officers and Control Persons chart on pagesx16-18.

Item 12.  Certain Relationships and Related Transactions


     On January 5, 2000 the Company issued 72,000 shares of common stock to its directors for services rendered at $.06 per share, for total consideration of $ 4,320.

     On March 1, 2000 the Company issued 123,333 shares of common stock to its president for services for services rendered at $.15 per share, for total consideration of $ 18,000.

     On June 15, 2000 the Company issued 72,000 shares of common stock to directors for services rendered at $.50 per share, for total consideration of $36,000.



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

     On December 12, 2000 the Company issued 288,000 shares to officers and directors for services rendered at $.24 per share, for total consideration of $67,680.
..
     On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share, for total consideration of $4,320.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued in the amount of $30,324 as of the year ended 2000 at $.21 per share.

     On February 21, 2001 the Company issued 25,100 shares of common stock to an employee for services rendered at $.17 per share and total consideration of $3,740.

     On March 1, 2001, the Company issued 700,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $.17 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     On June 6, 2001 the Company issued 900,000 shares of common stock at $.11 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc. and total consideration of $96,000.

     On June 22, 2001 the Company issued shares to directors for services rendered at $.03 per share for services rendered in the amount of $10,800.

     On, October 1, 2001 the company retired the stock subscription receivable that was issued on March 1, 2001. The 700,000 shares that were issued were cancelled and the stock subscription receivable was retired.

     Triad Industries, Inc. pays a management fee to RB Capital & Equities in the amount of $7,500.00 per month.

Item 13.  Exhibits and Reports on 8-K

      List of documents filed as part of this report:

1.       10QSB filed by reference on 11/16/2001
2.       10QSBA filed by reference on 8/15/2001
3.       10QSB filed by reference on 8/13/2001.
4.       8KA filed by reference on 7/18/2001
5.       8KA filed by reference on 7/10/2001



                                                      Part IV

                                                    Signatures

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                                     TRIAD INDUSTRIES, INC.

                                                     By:/S/ Linda Bryson
                                                    Linda Bryson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                           Title                       Date


/s/ Linda Bryson                    President                   March 15, 2002
Linda Bryson


/s/ J. William Byrd                 Vice President              March 15, 2002
J. William Byrd


/S/ Michael Kelleher              Secretary and CFO             March 15, 2002
Michael W. Kelleher



                                                        S-1








                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2001


                 296 H Street, 2nd Floor, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)



Armando C. Ibarra,  C.P.A.
Members of the California Society of
Armando  Ibarra,  Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025


                           INDEPENDENT AUDITORS REPORT

We have audited the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes to shareholder equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We believe that our audit provides a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



__________________________________
ARMANDO C. IBARRA, C.P.A. APC
March 25, 2002
Chula Vista, California





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                        As of December 31, 2001 and 2000

                                     ASSETS
                                                       2001            2000

CURRENT ASSETS
Cash                                                $   15,643        $   54,384
Accounts receivable                                    444,461            49,681
Accounts receivable -
medical clinic (see note 2g)                         1,633,083         1,586,182
Advance expenses                                         5,815                 0
Marketable securities                                  561,159            81,755
Impound account                                         10,824            12,610
Assets held for sale                                         0         1,075,858
Deferred tax benefit                                   574,553           569,657
                                             ----------------- -----------------

Total Current Assets                                 3,245,538         3,430,127

NET PROPERTY & EQUIPMENT                             1,793,877         3,356,160

OTHER ASSETS
Note receivable                                              0           254,554
Investment in securities
available for sale                                     388,832           506,612
Net loan fees                                            7,324            91,527
                                             ----------------- -----------------

Total Other Assets                                     396,156           852,693
                                             ----------------- -----------------

TOTAL ASSETS                                        $5,435,571        $7,638,981





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                        As of December 31, 2001 and 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             2001            2000

CURRENT LIABILITIES
Accounts payable                       $      73,726 $      84,675
Loans payable                                278,102       277,433
Line of credit                                30,078        30,160
Greentree lease                                    0           224
Payroll taxes payable                          3,774             0
Taxes payable                                  6,251         6,251
Security deposits                              8,269        47,259
Notes payable on assets
held for sale                                      0       787,649
Trust deeds and mortgages
- Short-term portion                         150,910       372,905

Total Current Liabilities                    551,109     1,606,556

LONG-TERM LIABILITIES
Trust deeds and mortgages
- Long-term portion                        1,394,159     2,663,745

Total Long-Term Liabilities                1,394,159     2,663,745

TOTAL LIABILITIES                          1,945,268     4,270,301

STOCKHOLDERS' EQUITY
Preferred stock ($1.00
par value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding for
for 2001 and 2000, respectively)             850,000       850,000
Common stock ($0.001 par value,
50,000,000 shares
authorized 10,138,165 and
8,658,303 shares issued
and outstanding for 2001
and 2000, respectively)                       10,138         8,658
Additional paid-in capital                 3,792,758     3,644,874
Stock subscription receivable                (62,500)      (62,500)
Retained earnings                         (1,100,094)   (1,072,352)
                                                --------------------------------

Total Stockholders' Equity                 3,490,302     3,368,680


TOTAL LIABILITIES
                                                --------------------------------

& STOCKHOLDERS' EQUITY               $    5,435,571 $    7,638,981







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
             For the Twelve Months Ended December 31, 2001 and 2000
                                                     2001                2000

REVENUES
Consulting income                               $    656,211       $    423,405
Medical fee income                                 1,077,209            650,717
Rental income                                        306,888            709,552
Costs of revenues                                   (121,752)          (244,101)
                                      -----------------------------------------

GROSS PROFIT                                       1,918,556          1,539,573

OPERATING COSTS
Bad debt expense                                     545,638            331,096
Depreciation & amortization                           71,633            235,131
Administrative expenses                            1,665,543          1,123,393
                                      -----------------------------------------

Total Operating Costs                              2,282,814          1,689,620

NET OPERATING (LOSS)                                (364,258)          (150,047)

OTHER INCOME & (EXPENSES)

Interest income                                        6,897              1,249
Other income                                          19,812                  0
Realized gain on sale
of marketable securities                              27,703            101,209
Unrealized (loss) on valuation
of marketable securities                            (100,970)          (294,402)
Unrealized gain on valuation
of marketable securities                                   0            253,309
Net gain / (loss) on
disposable assets                                    570,964             18,108
Late charges                                               0                708
Utility Charges                                            0              1,407
Fee income                                                 0                201
Interest expense                                    (192,786)          (526,910)
                                      -----------------------------------------

Total Other Income & Expenses                        331,620           (445,121)

NET INCOME (LOSS) BEFORE TAXES                       (32,638)          (595,168)

PROVISION FOR INCOME
TAXES (BENEFIT)                                        4,896            202,357
                                      -----------------------------------------

NET (LOSS)                                      $    (27,742)      $   (392,811)
                                      =========================================

BASIC EARNINGS
(LOSS) PER SHARE                                $      (0.00)      $      (0.05)
                                      =========================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          9,981,121          7,378,445
                                      =========================================


DILUTED EARNINGS (LOSS) PER SHARE               $      (0.00)      $      (0.04)
                                      =========================================
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                         11,681,121          9,078,445
                                      =========================================






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






                                Additional    Stock
                                paid in   subscription    Retained     Total
                                capital     receivable     earnings


Balance, December
31, 1997                      $  634,656       $    -    $  95,266 $     732,262

Common stock
issued June 17,1998
for securities valued
@ $1.07 per share                 14,105            -             -       14,118

Common stock issued
June 17, 1998 for
securities valued
@ $.90066 per share               53,980            -             -       54,040

Common stock issued
June 17, 1998
for securities valued
@ $.084 per share                  1,245            -             -        1,260

Common stock issued
June 17, 1998
for note payable
@ $.334 per share                 10,150            -             -       10,180

Common stock issued
June 17, 1998
for securities valued
@ $.334 per share                 44,955            -             -       45,090

Common stock issued
June 17, 1998
for services (officers)
valued @ $.334
per share                         99,900            -             -      100,200

Common stock issued
November 4,
1998 for
subscription receivable
@ $.166 per
share                             62,375      (62,500)            -          250

Common stock
issued December
31, 1998
for note payable
@ $.3234 per share                 6,044            -             -        6,063

Common stock issued
December 31, 1998
for management fees
@ $.334 per share                 20,233            -             -       20,294

Common stock issued
December 31, 1998
for note payable
@ $.334 per share                 20,142            -             -       20,202

Common stock issued
December 31,1998
for securities valued
@ $.206 per share                 46,175            -             -       46,400


Contributed capital                1,717            -             -        1,717

Net loss for the year ended
December 31,1998                       -            -       (62,126)    (62,126)


Balance, December
31, 1998                       1,015,677      (62,500)       33,140      989,950






                                Preferred  Preferred  Common       Common
                                Shares      Stock      Shares      Stock




Balance, December
31, 1998                           -            -    3,633,204        3,633


Recapitalization
(Note 1)                           -            -      526,672          527

Common stock issued
March 15, 1999
for services valued
@ $0.63 per share                  -            -      313,942          314

Common stock issued
on March 15,
1999 for the
purchase of Gam
Properties, Inc.
@ $0.63 per share                  -            -    1,120,000        1,120

Preferred stock issued
on March 15,
1999 for the purchase
of Miramar Road
Associates, LLC
@ $1.00 per share            700,000      700,000            -            -

Preferred stock
issued September 1999
in exchange for
1.5 million shares of
Pro Glass Technologies,
Inc. common
stock valued @
$1.00 per share              150,000      150,000            -            -

Stock subscription
receivable                         -            -            -            -

Common stock
issued December
1999 for cash @
$0.22 per share                    -            -      320,000          320

Common stock issued
December 1999
for management fees
@ $0.06 per share                  -            -      489,600          489

Net loss for the
year ended
December 31, 1999                  -            -            -            -


Balance, December
31, 1999                   850,000 $      850,000    6,403,418         6,403


Stock issued on
January 5, 2000

to Directors @
$0.06 a share                      -            -       72,000           72

Stock issued on
March 1, 2000 for
services rendered
@ $0.15 a share                    -            -      123,000          123

Stock issued on
June 15, 2000

to Directors @
$0.50 a share                      -            -       72,000           72

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




                           Additional       Stock
                           paid in        subscription     Retained      total
                           capital        receivable       earnings



Balance, December
31, 1998                    1,015,677       (62,500)        33,140       989,950


Recapitalization
(Note 1)                       33,396       (20,000)             -        13,923

Common stock issued
March 15, 1999
for services valued
@ $0.63 per share             196,527             -              -       196,841

Common stock issued
on March 15,
1999 for the
purchase of Gam
Properties, Inc.
@ $0.63 per share             698,880             -              -       700,000

Preferred stock issued
on March 15,
1999 for the purchase
of Miramar Road
Associates, LLC
@ $1.00 per share                   -             -              -       700,000

Preferred stock
issued September 1999
in exchange for
1.5 million shares of
Pro Glass Technologies,
Inc. common
stock valued @
$1.00 per share                     -             -              -       150,000

Stock subscription
receivable                     20,000        20,000

Common stock
issued December
1999 for cash @
$0.22 per share                71,625             -              -        71,945

Common stock issued
December 1999
for management fees
@ $0.06 per share              28,886             -              -        29,375

Net loss for the
year ended
December 31, 1999                   -             -       (712,680)    (712,680)


Balance, December
31, 1999                  $ 2,044,991   $   (62,500)   $  (679,540)  $ 2,159,354


Stock issued on
January 5, 2000

to Directors @
$0.06 a share                   4,248             -              -         4,320

Stock issued on
March 1, 2000 for
services rendered
@ $0.15 a share                17,877             -              -        18,000

Stock issued on
June 15, 2000

to Directors @
$0.50 a share                  35,928             -              -        36,000

Stock issued on
June 30, 2000 for
the Purchase of
Northwest, LLC.
@ $0.96 a share             1,399,555             -              -     1,401,018

Stock issued on
June 30, 2000
to Donner
Investment Corp.
@ $0.96 a share                35,083             -              -        35,120

Stock issued on
October 1, 2000 to
Novak Capital @
$0.20 a share                  39,800             -              -        40,000

Stock issued
on December 12, 2000
to Directors @
$0.24 a share                  67,392             -              -        67,680

Net loss for
the year ended
December 31, 2000                   -             -       (392,811)    (392,811)

Balance, December
31, 2000                  $ 3,644,874   $   (62,500)   $(1,072,352)  $ 3,368,680











                      Preferred   Preferred   Common        Common
                        Shares      Stock     Shares        Stock



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

Stock issued on
June 6, 2001
for the purchase
of Corporate Capital
Formation, Inc.
@ $0.11 per share              -          -    900,000         900

Stock issued on
June 22, 2001
to Directors
@ $0.03 a share                -          -    360,000         360

October 1, 2001
cancellation of
stock subscription             -          -   (700,000)       (700)

Net lncome for
the year ended
December 31, 2001              -          -          -           -

Balance, December
31, 2001               850,000 $    850,000   10,138,165 $  10,138



                        Additional       Stock
                        paid in          subscrition      Retained     total
                        capital          receivable       earnings




Stock issued on
January 15, 2001

for consulting fees
@ $0.17 a share              8,450              -              -          8,500

Stock issued on
January 18, 2001 for
management fees
@ $0.21 a share             30,179              -         30,324

Stock issued on
February 21, 2001

for consulting fees
@ $0.15 a share              3,715              -              -          3,740

Stock issued on
March 1, 2001 to
management fees
@ $0.17 a share            118,300       (119,000)             -              0

Stock issued on
June 6, 2001
for the purchase
of Corporate Capital
Formation, Inc.
@ $0.11 per share           95,100              -              -         96,000

Stock issued on
June 22, 2001
to Directors
@ $0.03 a share             10,440              -              -         10,800

October 1, 2001
cancellation of
stock subscription        (118,300)       119,000              -              0

Net lncome for
the year ended
December 31, 2001                -              -        (27,742)       (27,742)

Balance, December
31, 2001               $ 3,792,758    $   (62,500)   $(1,100,094)   $ 3,490,302


















                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

                                                      2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES

Income (loss)
from operations                                    $   (27,742)     $  (392,811)
Depreciation &
amortization expense                                    71,633          235,131
(Increase) in
accounts receivable                                   (441,681)        (290,096)
Increase / (decrease)
in accounts payable                                    (10,949)          63,712
Increase / (decrease)
in security deposits                                   (38,990)           7,394
(Decrease) / increase
in taxes payable                                         3,774          (10,604)
(Increase) / decrease
in impound account                                       1,786           (8,548)
Decrease in other
assets                                                  74,147            6,000
Unrealized loss on
valuation of marketable
securities                                             100,970          234,402
Unrealized (gain) on
valuation of marketable
securities                                                   0         (253,309)
(Increase) in advances                                  (5,815)               0
Bad debt expense                                       545,638          331,096
Sale of marketable
securities                                              27,703          101,209
Purchase of marketable
securities                                                   0           (3,700)
Decrease / (increase)
in income tax benefit                                   (4,896)        (202,357)
Common stock issued
for services                                           149,364          184,292
                                            ------------------  ---------------

Net Cash Provided by
Operating Activities                                   444,942            1,811

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in securities
available for sale                                     117,780                0
Net sale / (purchase)
of fixed assets                                      1,677,404          (92,303)

                                            ------------------  ---------------

Net Cash Provided /
(Used) by Investing Activities                       1,795,184          (92,303)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in line of credit                                   (82)           5,039
Change in loan payable                                     669          (91,528)
Change in lease payable                                   (224)           1,411
Change in notes and mortgages payable               (2,279,230)         186,718
                                            ------------------  ---------------

Net Cash (Used) /
Provided by Financing Activities                    (2,278,867)         101,640

Net Increase /
(decrease) in Cash                                     (38,741)          11,148

Cash at Beginning of Year                               54,384           43,236
                                            ------------------  ---------------

Cash at End of Year                                $    15,643      $    54,384







NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS
     Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a special meeting of the shareholders held June 6, 1990 the Company name was changed to Combined Communication, Corp. On June 7, 1990 the Company completed the merger and became a Nevada Corporation. On October 17, 1997, the Company met to amend the Articles of Incorporation and change the name of the Company to RB Capital & Equities, Inc.

     On March 15, 1999, at a special meeting of the shareholders, Healthcare Resource Management (HRM) reversed its common stock on a one for ten (1:10) from 5,256,716 to 526,672 shares outstanding. Also, at the meeting of shareholders, HRM ratified a plan of reorganization whereby HRM would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of HRM post split common stock and 700,000 shares of $1.00 preferred stock. The only significant shareholder was American Health Systems, Inc. who owned 373,333 of common shares before the merger and 1,120,000 of common stock after the merger. The 700,000 shares of preferred stock were issued to American Health Systems, Inc. for the note payable and the 99% interest RB Capital had acquired in Miramar Road Associates. 1,120,000 shares of common stock of the 5,068,150 shares issued to
     RB Capital & Equities, Inc. went to American Health Systems, Inc. in exchange for the 373,333 originally received from RB Capital & Equities, Inc. as consideration for 100% of Gam Properties. This 1,120,000 represents a 3 for 1 forward split of the 373,333 shares of RB Capital & Equities common stock. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital & Equities, Inc. controlled HRM after the acquisition. Therefore, RB Capital & Equities, Inc. was treated as the acquiring entity for accounting purposes and HRM was the surviving entity for legal purposes.

     On March 15, 1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc. On June 6, 2001 the Company issued 900,000 shares where by Triad Industries would acquire 100% of Corporate Capital Formation, Inc. In October 2001 Gam Properties and Triad Industries combined operations. Gam Properties Corporation is to be dissolved.

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

The Company operates through its six subsidiaries:

     1. RB Capital and Equities, Inc. is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filing and capital reorganization business for small emerging private and public corporations.



NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

2. Miramar Road Associates, LLC. is presently inactive in the property management business.
3.       HRM, Inc. is presently inactive in the healthcare industry.
4. Triad Realty is not yet operating as a consolidating real estate company.
5. Northwest Medical Clinic, Inc. is in the medical field specializing in personal injury and somnoplasty.
6. Corporate Capital Formation, Inc. is a financial services corporation that operates a merger and acquisition consulting business.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Companys financial statements are prepared using the accrual method of accounting. The company has elected a December 31, year end.

b.       Basis of Consolidation

The consolidated financial statements of Triad Industries, Inc. include those accounts of RB Capital & Equity Inc., Healthcare Resource Management Inc., Miramar Road Associates, LLC. Northwest Medical Clinic, Inc., and Corporate Capital Formation, Inc. Triad Industries owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

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

     The Companys management intends to raise additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. There is not substantial doubt about the Companies ability to continue as a going concern.

f.   Intangibles

     Intangible assets consist of loan fees. The loan fees are being amortized on a straight-line basis over the length of the loan.

g.  Accounts Receivable

     Due to the nature of business that Northwest Medical Clinic Inc. conducts, a reserve for bad debts must be recorded to properly value the account receivable as of December 31, 2001.

                         Accounts receivable                 $     3,184,081
                         Reserve for bad debts                    (1,550,998)

                                                              $    1,633,083


h.  Concentration of Credit Risk

     The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at December 31, 2001 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of notes, trusts, and mortgages payable in accordance with paragraph 11, 12, and 13 of SFAS 107.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.  Investments in Securities

     Marketable securities at December 31, 2001 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income and expenses.

 j. Revenue Recognition and Deferred
Revenue Revenue includes the following: RB Capital & Equities, Inc. revenue consists of consulting income. Northwest Medical Clinic, Inc. revenue consists of medical services. Northwest revenue is recognized when earned. Corporate Capital Formation Inc. revenue consists of consulting income. Corporate Capital recognizes revenue when services on contracts are provided. Triad Industries, Inc. revenue consist of consulting income and it consists of residential rental income. Triad Industries recognizes revenue when services on contracts are provided and recognizes rental income at each beginning of each on a receivable basis. RB Capital & Equities, Inc. has various consulting contracts outstanding in which the Company performs a set of various financial services. RB Capital recognizes revenue when services on contracts are provided.

 k.  Principles of
Consolidation The consolidated financial statements include the accounts of Triad Industries, Inc., the parent Company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities Inc, a Nevada corporation, Miramar Road Associates Inc., a California LLC. Northwest Medical Clinic, Inc., a Georgia corporation and Corporate Capital Formation Inc., a Nevada corporation. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

l.  Line of Credit

     The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There is an outstanding balance of $30,078 as of December 31, 2001.









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

NOTE 3. TRUST DEEDS & MORTGAGES

                                   Interest Rate        Debt       Maturity Date
350 W. 9th Avenue                        7.820 %        $744,055        12/08/26
2016-18 Balboa* and
2015-17 Hornblend*                       7.796 %         317,133        02/20/20
2135-39 Grand Ave.                       7.898 %         231,867        11/20/20
4592 Bancroft                            7.796 %         252,014        02/20/20
                                                      $1,545,069

     The office building and apartment complex collateralize the above loans. The loan agreements provide for monthly payments of interest and principle.

     The office building located at 350 W. 9th Avenue in Escondido, Ca. was purchased on June 11, 2001. Balboa/Hornblend, and Grand Ave., were reclassified from assets held for sale to property and equipment on the Companys financial statements.

     The total debt of $1,545,069 was recorded as follows: current portion (less than one year) of $150,910 and long-term portion (more than one year) of $1,394,159.

     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 95,549 in accordance with SFAS 121.









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

                                              December 31,         December 31,
                                                2001                    2000
Land                                             $   485,000        $   327,614
Buildings                                          3,038,357
                                                                      1,268,164
Equipment                                             78,695             34,070
Computer                                              20,438              4,764
Furniture                                             13,312             12,223
Tenant Improvements                                   35,685            161,669
                                        ---------------------------------------
                                        ---------------------------------------
                                                 $ 1,901,293        $ 3,578,697
Less Accumulated Depreciation                       (107,417)          (222,537)
                                        ---------------------------------------
Net Property and Equipment                       $ 1,793,877        $ 3,356,160
                                        =======================================

     May 2001 the Company sold the 51,000 square foot commercial building located at 6920-6910 A & B and 6914 Miramar Road, San Diego, California for $3,950,000. The Company also sold the Bancroft property on April 1, 2001 for $400,000. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California.

NOTE 5. BASIC & DILUTED GAIN / (LOSS) PER COMMON SHARE
     Basic gain / (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain / (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

                                                  December 31,     December 31,
                                                      2001             2000
 Numerator
income / (loss)                             $         (27,742)      $  (392,811)
Denominator weighed
average number of
shares outstanding                                  9,981,121         7,378,445
                                         ---------------------------------------
                                         ---------------------------------------
Basic gain / (loss)
per share                                   $           (0.00)      $     (0.05)
                                         =======================================

December 31,                                December 31,
                                                         2001              2000
                                         ---------------------------------------
                                         ---------------------------------------
Numerator income
/ (loss)                                    $                       $  (392,811)
                                                                        (27,742)
Denominator weighed
average number of shares
outstanding                                        11,681,121         9,078,445
                                         ---------------------------------------
                                         ---------------------------------------
Diluted gain /
(loss) per share                            $      (0.04)                 (0.00)
                                         =======================================



NOTE 6. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.
At December 31, 2001 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                                         December 31, 2001
                                                     --------------------------
Net Operating tax Losses :
Net operating tax loss carryforwards                                  1,100,094
                                                     --------------------------
Income Tax Benefit                                                  $  (574,553)
                                                     ==========================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.


NOTE 7.  MARKETABLE SECURITIES

At December 31, 2001, the Company held trading securities of the following companies:

                                   Trading         Number of  Mkt. Price   FMV
                                   Market           Shares   at Year End At Year
                                                                           End

First Genx.com                         otc          1,050,500      0.42  441,210
Greenland                              otc              4,113      0.01       41
Mezzanine Capital                      otc            107,000      0.35   37,450
Millennium Plastics                    otc             30,000      0.13    3,900
One Stop Sales                         otc              5,000      2.40   12,000
Peacock Financial                      otc            200,000      0.01    2,000
Phantom Film Corp.                     otc              5,000      0.00       50
Processing Corp.                       otc             20,000      0.00        0
Pro Glass Technologies, Inc.           otc          1,118,962      0.04   44,758
Regan Corp.                            otc              5,000      0.00        0
Spectrum                               Pinksheets     850,000      0.02   17,000
Thunderstone                           otc              3,068      0.00        0
Total Entertainment                    otc             55,000      0.05    2,750
                                                            --------------------
     Total                                                          $   561,159


NOTE 7.  MARKETABLE SECURITIES (CONTINUED)

     The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of December 31, 2001 in accordance with paragraph 13 of SFAS 115.


NOTE 8.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At December 31, 2001, the Company held investments in the following companies:

                                             Number of     Value Price      FMV
                                             Shares       At Period End  At Dec.
                                                                        31, 2001

Advanced Interactive Inc.                           5,125        0.97      4,971
American Eagle Financial                           55,000        0.10      5,500
Atlantic & Pacific Guarantee                    1,000,000        0.02     18,000
Beach Brew Beverage Company                       625,000        0.02     17,500
Blue Gold                                         125,000        0.01        125
Carrara                                           325,000        0.00        371
Heritage National Corporation                     250,000        0.10     25,000
International Sports Marketing, Inc.              100,000        0.01      1,000
Love Calendar (Nevada)                            100,000        0.01      1,000
Love Calendar (Utah)                               25,000        1.00     25,000
Love Concepts                                     100,000        0.01      1,000
Merchant Park Communications, Inc.                825,000        0.20    165,000
Nicholas Inv.                                     364,583        0.00        365
Noble Onie                                         25,000        0.10      2,500
Quantum Companies                               1,020,000        0.10    102,000
Resume Junction                                    20,000        0.10      2,000
Spa International                                 245,165        0.00          0
Sterling Electronic Commerce                      300,000        0.05     15,000
The Shops Network                                     500        0.10        500
Trans Pacific Group                               100,000        0.01      1,000
Thunder Mountain                                  100,000        0.01      1.000
                                                                    $    388,832
                                                          ======================








NOTE 8.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE (CONTINUED)

In 1995, the Company bought 250,000 shares of Heritage National Corporation at $
0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass Technologies, Inc. at $ .10 a share. The Company additionally acquired 368,892 shares of Pro Glass Technologies, Inc. for services rendered at $.06 per share. Heritage National Corporation values remained the same due to the Companies not trading at year-end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $5.00 preferred stock of American Health Systems that was earned in 1998 because the business plan was not approved by the state of California. This was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses. As of December 31, 2001 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.


NOTE 9.  ACQUISITIONS

     Triad Industries acquired Gam Properties and Miramar Road Associates, LLC on February 26, 1999. Both acquisitions were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Gam Properties Inc. is in the residential rental business. Triad Industries issued 1,120,000 shares of common stock, the stocks trading value was $.63 per share in the acquisition of Gam Properties. Gam Properties was valued at $700,000.
Miramar Road Associates, LLC. is in the commercial rental business. Triad Industries issued 700,000 shares of $1.00 preferred stock in the acquisition of Miramar Road Associates. Therefore, the 99% interest in Miramar Road Associates, LLC. was valued at $700,000.

Triad Industries acquired HRM for 526,672 shares of common stock in conjunction with a recapitalization of the Company.

On June 30, 2000, Triad Industries, Inc. acquired the assets, subject to the liabilities, of Northwest Medical Clinic, Inc. and its subsidiaries; Amerimed of Georgia, Inc. (a Georgia Corporation) and Florimed of Tampa, Inc. (a Florida Corporation). The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic, Inc. operates in the personal injury area and also performs sleep apnea procedures. For all intent and purposes Amerimed and Florimed are no longer performing any medical services. However, they still have active account receivables that they receive payment on. Triad Industries issued 1,463,302 shares of common stock in the acquisition of Northwest, LLC. The major asset acquired in the transaction was $1,417,481 (net of allowance for bad debt) in account receivable. The major liabilities were notes payable totaling $132,553. Triad Industries, Inc. acquired 100% of the outstanding common stock of Northwest Medical Clinic, Inc. and its two subsidiaries (Amerimed and Florimed). Northwest Medical Clinic, Inc. is an owned subsidiary of Triad Industries, Inc.



NOTE 9.  ACQUISITIONS (CONTINUED)

As per agreement Triad Industries, Inc. issued 1,463,302 shares of common stock on June 30, 2000 at $.96 per share, which was the stocks trading value at that time, for the purchase of Northwest Medical Clinic, Inc. For this acquisition
36,583 shares of common stock was issued to Donner Investments Corp. as a finders fee. This issuance was not part of the cost of the acquisition.

On May 27, 2001, Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and that from Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 900,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc.

The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.


NOTE 10.  STOCK TRANSACTIONS
Transactions, other than employees stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever measure is deemed more realizable.

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



NOTE 10.  STOCK TRANSACTIONS (CONTINUED)

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





NOTE 10.  STOCK TRANSACTIONS (CONTINUED)

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






NOTE 10.  STOCK TRANSACTIONS (CONTINUED)

     On June 22, 2001 the Company issued 360,000 shares of common stock to Directors for services rendered valued at $ 0.03 per share.

     On October 1, 2001 the Company rescinded the March 1, 2001 issuance of 700,000 shares of common stock.

     As of December 31, 2001 the Company had 10,138,165 shares of common stock issued and outstanding.


NOTE 11.  STOCKHOLDERS EQUITY

     The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2001.

     (A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

     (B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 10,138,165 and 8,658,303 shares issued and outstanding as of December 31, 2001 and December 31, 2000, respectively.

     The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of December 31, 2001.

     The preferred stock is (1) non-voting; (2) convertible at the second anniversary from issuance on a two for on (2:1) basis to common stock; (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.


NOTE 12.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

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





NOTE 13. SUBSEQUENT EVENT

     As of January 1, 2001 the Company has entered into agreement with Northwest Medical Clinic, Inc. to sell back the company in exchange for the original issuance of shares. On January 29, 2002 the Company sold the Hornblend/Balboa property for $391,000. And on March 29, 2002 the Company sold the Bancroft properties for $350,000.