Form 10QSB
period 2002-03-30
TRIAD INDUSTRIES INC
filed 2002-05-16
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2002
                                       or

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

              350 W. Ninth Street, Suite #104, Escondido, CA 92025
                     (Address of principal executive office)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                      Outstanding as of  March 31, 2001
         Common Stock, $0.001                         8,674,863


                                                         i







                                                 TABLE OF CONTENTS
                                           PART 1. FINANCIAL INFORMATION

Heading                                                                Page

Item 1.                    Consolidated Financial Statements            1

                           Consolidated Balance Sheets  March 31,2002
                              And December 31, 2001                     2-3

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2002 and 2001            4-5

                           Consolidated Statements of Stockholders
                               Equity                                  6-8

                   Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2002 and 2001         9-10

                           Notes to Consolidated Financial Statements 10-24

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                  25-26



                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             26

Item 2.                    Changes in Securities                         26

Item 3.                    Defaults Upon Senior Securities               27

Item 4.                    Submission of Matter to be a Vote of          27
                               Securities Holders

Item 5.                    Other Information on Form 8-K                 25

Item 6.                    Exhibits and Reports on 8K                    27

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

     The unaudited balance sheet of the Company as of March 31, 2002, and the related balance sheet of the Company as of December 31, 2001, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001 and the statement of stockholders equity for the period of January 1, 1998 to March 31, 2002 are attached hereto and incorporated herein by this reference.

Operating results for the quarters ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.






                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                              As of March 31, 2002

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



                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of March 31, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders equity, and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



__________________________________
ARMANDO C. IBARRA, C.P.A. APC

May 10, 2002
Chula Vista, California


                             Triad Industries, Inc

                           Consolidated Balance Sheets
                   As of March 31, 2002 and December 31, 2001
                                     ASSETS

                                                     2002                   2001

 CURRENT ASSETS
    Cash .....................................       $   10,109       $   15,643
    Accounts receivable ......................          499,825          444,461
    Accounts receivable -
medical clinic (see note 2g) .................             --          1,633,083
    Advance expenses .........................            4,800            5,815
    Marketable securities ....................          733,308          561,159
    Impound account ..........................           10,824           10,824
    Deferred tax benefit .....................          563,033          574,553

      Total Current Assets ...................        1,821,899        3,245,538

 NET PROPERTY & EQUIPMENT ....................        1,097,337        1,793,877

 OTHER ASSETS
    Investments in
nonmarketable equities .......................          224,467          388,832
    Net loan fees ............................            1,467            7,324

      Total Other Assets .....................          225,934          396,156


                   TOTAL ASSETS ..............       $3,145,170       $5,435,571




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2002 and December 31, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        2002               2001

CURRENT LIABILITIES
Accounts payable                                 $    38,596        $    73,726
Loans payable                                         85,143            278,102

Salaries payable                                      22,150                  -
Line of credit                                        29,904             30,078

Payroll taxes payable                                      -              3,774
Taxes payable                                          6,251              6,251
Security deposits                                      3,860              8,269
Trust deeds and mortgages
short-term portion                                    15,170            150,910
                                        ---------------------------------------

Total Current Liabilities                            201,074            551,109

LONG-TERM LIABILITIES
Trust deeds and mortgages
- long-term portion                                  980,899          1,394,159
                                        ---------------------------------------

Total Long-Term Liabilities                          980,899          1,394,159

TOTAL LIABILITIES                                  1,181,973          1,945,268

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding for
for 2002 and 2001, respectively)                     850,000            850,000
Common stock ($0.001 par value,
50,000,000 shares
authorized 8,674,863 and
10,138,165 shares issued
and outstanding as of March
31, 2002 and December 31,
2001, respectively)                                    8,675             10,138
Additional paid-in capital                         3,764,955          3,792,758
Stock subscription receivable                        (62,500)           (62,500)
Retained earnings                                 (2,597,933)        (1,100,094)
                                        ---------------------------------------

Total Stockholders' Equity                         1,963,197          3,490,302

TOTAL LIABILITIES
                                        ---------------------------------------

& STOCKHOLDERS' EQUITY                           $ 3,145,170        $ 5,435,571
                                        =======================================





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001

                                                    2002              2001
                                               -----------------------------

REVENUES
Consulting income                                $   269,058        $   200,102

Medical fee income                                         -            281,939
Rental income                                         32,549            189,485
Costs of revenues                                    (15,928)           (12,880)
                                        ---------------------------------------

GROSS PROFIT                                         285,679            658,646

OPERATING COSTS
Bad debt expense                                       4,000             79,279
Depreciation & amortization                           10,429             36,179
Administrative expenses                               99,843            362,745
                                        ---------------------------------------

Total Operating Costs                                114,272            478,203

NET OPERATING (LOSS)                                 171,407            180,443

OTHER INCOME & (EXPENSES)


Interest income                                            -                 89
Other income                                             424                 48

Other expenses                                       (45,073)                 -
Realized gain on sale
of marketable securities                               4,806             12,098
Unrealized (loss) on valuation
of marketable securities                            (277,391)          (157,500)
Unrealized gain on valuation
of marketable securities                             135,900             96,099

Net gain / (loss) on
disposable assets                                     95,008                  -
Interest expense                                     (29,006)          (101,308)
                                        ---------------------------------------

Total Other Income & Expenses                       (115,332)          (150,474)

INCOME FROM CONTINUING
OPERATIONS BEFORE TAX                                 56,075             29,970

PROVISION FOR INCOME
TAXES (BENEFIT)                                      (11,520)            (4,496)
                                        ---------------------------------------

INCOME FROM CONTINUING
OPERATIONS AFTER TAX                             $    44,555        $    25,474

DISCONTINUED OPERATIONS

oss on sale of Northwest
Medical Clinic, Inc.
                                                 $(1,542,394)                 -
                                        ---------------------------------------


NET INCOME / (LOSS)                              $(1,497,839)       $    25,474
                                        =======================================





BASIC EARNINGS (LOSS) PER SHARE

Earning from
contininuing operations                      $            0.01   $        0.00

Loss from
discontinued operations                      $           (0.17)  $        0.00
                                       ----------------------------------------

BASIC EARNINGS (LOSS) PER SHARE              $           (0.16)  $       (0.00)
                                       ========================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    $    8,691,122      $    9,069,931
                                       ========================================


DILUTED EARNINGS (LOSS)
PER SHARE

Loss from contininuing
operations                                   $            0.00   $        0.00

Loss from discontinued
operations                                   $           (0.14)  $        0.00
                                       ----------------------------------------

DILUTED EARNINGS
(LOSS) PER SHARE                             $           (0.14)  $        0.00

                                       ========================================

WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                        10,391,122          10,769,931

                                       ========================================





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                                             Preferred     Preferred   Common
                                               Shares        Stock      Shares
--------------------------------------------------------------------------------
Balance, December
31, 1997                                              -       -       $2,339,529

Common stock issued
June 17,1998
for securities valued
@ $1.07 per share                                     -       -           13,200

Common stock issued
June 17, 1998 for
securities valued @
$.90066 per share                                     -       -           60,000

Common stock issued
June 17, 1998
for securities valued
@ $.084 per share                                     -       -           15,000

Common stock issued
June 17, 1998
for note payable
@ $.334 per share                                     -       -           30,480

Common stock issued
June 17, 1998
for securities valued @
$.334 per share                                       -       -          135,000

Common stock issued June 17, 1998
for services (officers)
valued @ $.334
per share                                             -       -          300,000

Common stock issued November 4,
1998 for subscription
receivable
@ $.166 per share                                     -       -          375,000

Common stock issued
December 31, 1998
for note payable
@ $.3234 per share                                    -       -           18,750

Common stock issued
December 31, 1998
for management fees
@ $.334 per share                                     -       -           60,759

Common stock issued
December 31, 1998
for note payable @
$.334 per share                                       -       -           60,486

Common stock issued
December 31,1998
for securities valued
@ $.206 per share                                     -       -          225,000


Contributed capital                                   -       -                -

Net loss for the year ended
December 31,1998                                      -       -                -

--------------------------------------------------------------------------------

Balance, December 31, 1998                            -       -        3,633,204
================================================================================







                                          Common     Paid-in       Subscription
                                          Stock       Capital        Receivable
--------------------------------------------------------------------------------

Balance, December
31, 1997                               $    2,340   $  634,656       $    -

Common stock issued
June 17,1998

for securities valued
@ $1.07 per share                              13       14,105            -

Common stock issued J
une 17, 1998 for

securities valued @
$.90066 per share                              60       53,980            -

Common stock issued
June 17, 1998

for securities valued
@ $.084 per share                              15        1,245            -

Common stock issued
June 17, 1998

for note payable
@ $.334 per share                              30       10,150            -

Common stock issued
June 17, 1998

for securities valued @
$.334 per share                               135       44,955            -

Common stock issued June 17, 1998
for services (officers)
valued @ $.334
per share                                     300       99,900            -

Common stock issued November 4,
1998 for subscription
receivable
@ $.166 per share                             375       62,375      (62,500)

Common stock issued
December 31, 1998

for note payable
@ $.3234 per share                             19        6,044            -

Common stock issued
December 31, 1998

for management fees
@ $.334 per share                              61       20,233            -

Common stock issued
December 31, 1998

for note payable @
$.334 per share                                60       20,142            -

Common stock issued
December 31,1998

for securities valued
@ $.206 per share                             225       46,175            -


Contributed capital                             -        1,717            -

Net loss for the year ended
December 31,1998                                -            -            -

--------------------------------------------------------------------------------

Balance, December 31, 1998                  3,633    1,015,677      (62,500)
================================================================================







                                                     Retained           Total
                                                      Earnings
--------------------------------------------------------------------------------

Balance, December
31, 1997                                           $      95,266    $    732,262

Common stock issued
June 17,1998

for securities valued
@ $1.07 per share                                                -        14,118

Common stock issued J
une 17, 1998 for

securities valued @
$.90066 per share                                                -        54,040

Common stock issued
June 17, 1998

for securities valued
@ $.084 per share                                                -         1,260

Common stock issued
June 17, 1998

for note payable
@ $.334 per share                                                -        10,180

Common stock issued
June 17, 1998

for securities valued @
$.334 per share                                                  -        45,090

Common stock issued June 17, 1998
for services (officers)
valued @ $.334
per share                                                        -       100,200

Common stock issued November 4,
1998 for subscription
receivable
@ $.166 per share                                                -           250

Common stock issued
December 31, 1998

for note payable
@ $.3234 per share                                               -         6,063

Common stock issued
December 31, 1998

for management fees
@ $.334 per share                                                -        20,294

Common stock issued
December 31, 1998

for note payable @
$.334 per share                                                  -        20,202

Common stock issued
December 31,1998

for securities valued
@ $.206 per share                                                -        46,400


Contributed capital                                              -         1,717

Net loss for the year ended
December 31,1998                                          (62,126)      (62,126)

--------------------------------------------------------------------------------

Balance, December 31, 1998                                  33,140       989,950
================================================================================






                                               Preferred    Preferred  Common
                                                Shares       Stock      Shares


Balance, December
31, 1998                                       3,633,204           -           -


Recapitalization
(Note 1)                                               -           -     526,672

Common stock issued
March 15, 1999

for services valued @
$0.63 per share                                        -           -     313,942

Common stock issued on March 15,
1999 for the purchase of Gam

Properties, Inc.
@ $0.63 per share                                      -           -   1,120,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC
@ $1.00 per share                                700,000     700,000           -

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued
@ $1.00 per share                                150,000     150,000           -


Stock subscription
receivable                                             -           -           -

Common stock issued December
1999 for cash
@ $0.22 per share                                      -           -     320,000

Common stock issued December 1999
for management fees
@ $0.06 per share                                      -           -     489,600

Net loss for the year ended
December 31, 1999                                      -           -           -

--------------------------------------------------------------------------------

Balance, December
31, 1999                                         850,000     850,000   6,403,418
================================================================================


Stock issued on January 5, 2000
to Directors @
$0.06 a share                                          -           -      72,000

Stock issued on March 1, 2000 for
services rendered @
$0.15 a share                                          -           -     123,000

Stock issued on June 15, 2000
to Directors @
$0.50 a share                                          -           -      72,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                        -           -   1,463,302

Stock issued on June 30, 2000 to Donner
Investment Corp.
@ $0.96 a share                                        -           -      36,583

Stock issued on October 1, 2000 to
Novak Capital @
$0.20 a share                                          -           -     200,000

Stock issued on December 12, 2000
to Directors @
$0.24 a share                                          -           -     288,000

Net loss for the year ended
December 31, 2000                                      -           -
--------------------------------------------------------------------------------
Balance, December
31, 2000                                         850,000     850,000   8,658,303





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

Net loss for the year ended
December 31, 1999
-------------------------------------------------------------------------------

Balance, December
31, 1999                                          6,403   2,044,991     (62,500)
===============================================================================


Stock issued on January 5, 2000
to Directors
@ $0.06 a share                                      72       4,248           -

Stock issued on March 1, 2000 for
services rendered
@ $0.15 a share                                     123      17,877           -

Stock issued on June 15, 2000
to Directors
@ $0.50 a share                                      72      35,928           -

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                   1,463   1,399,555           -

Stock issued on June 30, 2000 to Donner
Investment Corp.
@ $0.96 a share                                      37      35,083           -

Stock issued on October 1, 2000 to
Novak Capital
@ $0.20 a share                                     200      39,800           -

Stock issued on December 12, 2000
to Directors
@ $0.24 a share                                     288      67,392           -

Net loss for the year ended
December
31, 2000
-------------------------------------------------------------------------------
Balance, December
31, 2000                                          8,658   3,644,874     (62,500)










                                                        Retained      Totla
                                                        Earnings


Balance, December 31, 1998                               33,140         989,950


Recapitalization (Note 1)                                     -          13,923

Common stock issued March 15, 1999

for services valued @ $0.63 per share                         -         196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                            -         700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                             -         700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                                -         150,000


Stock subscription receivable                                 -          20,000

Common stock issued December
1999 for cash @ $0.22 per share                               -          71,945

Common stock issued December 1999
for management fees @ $0.06 per share                         -          29,375

Net loss for the year ended
December 31, 1999                                      (712,680)       (712,680)


-------------------------------------------------------------------------------

Balance, December 31, 1999                             (679,540)      2,159,354
===============================================================================


Stock issued on January 5, 2000
to Directors @ $0.06 a share                                  -           4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                             -          18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                  -          36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                               -       1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                              -          35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                                 -          40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                                  -          67,680

Net loss for the year ended
December 31, 2000                                      (392,811)       (392,811)
-------------------------------------------------------------------------------
Balance, December 31, 2000                           (1,072,352)      3,368,680






                                           Preferred    Preferred   Common
                                            Shares       Stock       Shares


Stock issued on January 15, 2001
for consulting fees @ $0.17 a share              -            -       50,000

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                  -            -      144,762

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share              -            -       25,100

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                  -            -      700,000

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                -            -      900,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                     -            -      360,000


October 1, 2001 cancellation of
stock subscription                               -            -     (700,000)

Net income for the year ended
December 31, 2001                                -            -            -
--------------------------------------------------------------------------------
Balance, December 31, 2001                 850,000      850,000       10,138
================================================================================

January 1, 2002 sale of Northwest

Medical Clinic, Inc.
@ $ 0.02 a share                                 -            -   (1,463,302)

Net income for the three months ended
March 31, 2002                                   -            -            -
--------------------------------------------------------------------------------
Balance, March 31, 2002                   850,000 $       850,000     8,674,863
================================================================================







                                                         Additional     Stock
                                           Common          Paid in  Subscription
                                            Stock        Capital      Receivable


Stock issued on January 15, 2001
for consulting fees @ $0.17 a share              50          8,450             -

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                 145         30,179             -

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share              25          3,715             -

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                 700        118,300    (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share               900         95,100             -

Stock issued on June 22, 2001
to Directors @ $0.03 a share                    360         10,440             -
October 1, 2001 cancellation of
stock subscription                             (700)      (118,300)     119,000

Net income for the year ended
December 31, 2001                                 -              -             -
--------------------------------------------------------------------------------
Balance, December 31, 2001                   10,138      3,792,758      (62,500)

================================================================================

January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $ 0.02 a share        (1,463)       (27,803)            -
Net income for the three months ended
March 31, 2002                                    -              -             -
--------------------------------------------------------------------------------
Balance, March 31, 2002                 $     8,675    $ 3,764,955      (62,500)
================================================================================




                                              Retained        Total
                                              Earnings

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share               -          8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                   -         30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share               -          3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                   -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                 -         96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                      -         10,800

October 1, 2001 cancellation of
stock subscription                                -              -

Net income for the year ended
December 31, 2001                           (27,742)       (27,742)
------------------------------------------------------------------
Balance, December 31, 2001               (1,100,094)     3,490,302

==================================================================

January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $ 0.02 a share             -        (29,266)

Net income for the three months ended
March 31, 2002                           (1,497,839)    (1,497,839)
------------------------------------------------------------------
Balance, March 31, 2002                 $(2,597,933)   $ 1,963,197
==================================================================






                              TRIAD INDUSTRIES, INC.
                      (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2002 and 2001
                                                      2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income / (loss) from operations                    $(1,497,839)     $    25,474
Depreciation & amortization expense                     10,429           36,179
Decrease in accounts receivable                      1,577,719           86,117
Decrease in advances                                     1,015
                                                                              -
Decrease income tax benefit                             11,520            4,496
(Decrease) in accounts payable                         (35,130)         (75,887)
(Decrease) in security deposits                         (4,409)
                                                                           (643)
Increase / (Decrease)
in loans payable                                      (192,959)          14,064
Increase in salaries payable                            22,150
                                                                              -
(Decrease) in taxes payable                             (3,774)
                                                                              -
Unrealized (gain) on valuation
of marketable securities                              (135,900)         (96,099)
Sale of marketable securities                          (21,052)
                                                                              -
Purchase of marketable securities                       (1,211)
                                                                              -
Common stock issued for services                        42,564
                                                                              -
Net Cash Provided / (Used)
by Operating Activities                               (247,178)          14,002
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities
available for sale                                     164,365
                                                                              -
Sale / (purchase) of
fixed assets                                           655,719           (3,000)
Net Cash Provided / (Used)
by Investing Activities                                820,084           (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                                  (174)
                                                                           (244)
Change in additional
paid-in capital                                        (27,803)
                                                                              -
Change in comon stock                                   (1,463)
                                                                              -
Change in lease payable
Change in notes and
mortgages payable                                     (549,000)          (4,278)
Net Cash (Used) by
Financing Activities                                  (578,440)          (4,684)
Net Increase in Cash                                    (5,534)           6,317
Cash at Beginning of Period                             15,643           54,384
Cash at End of Period                              $    10,109      $    60,702
Supplemental Cash Flow Disclosures
Cash paid during year for interest                 $    29,006      $   101,308
Schedule of Non-Cash Activities
Loss on sale of Northwest
Medical Clinic, Inc.                               $ 1,542,394                $
                                                                              -
Common stock issued
for services                                                 $      $    42,564
                                                                              -
Common stock received
for consulting services                            $   150,000                $
                                                                              -
Common stock retired on
the sale of Northwest
Medical Clinic, Inc.                               $ 29,266                $  -








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

The Company operates through its five subsidiaries:

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

g.   Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectable, they will be charged to operations when that determination s made.

h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at March 31, 2002 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of notes, trusts, and mortgages payable in accordance with paragraph 11, 12, and 13 of SFAS 107.









NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.  Investments in Securities

Marketable securities at March 31, 2002 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income and expenses.

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

     The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There is an outstanding balance of $29,904 as of March 31, 2002.










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


NOTE 3. TRUST DEEDS & MORTGAGES

            Interest Rate       Debt     Maturity Date

350 W. 9th Avenue   7.820 %   $744,055   12/08/26
4592 Bancroft       7.796 %    252,014   02/20/20
                               -------------------
                               -------------------

                             $ 996,069
                               ===================

     The office building and apartment complex collateralize the above loans. The loan agreements provide for monthly payments of interest and principle.

     The office building located at 350 W. 9th Avenue in Escondido, Ca. was purchased on June 11, 2001.

     The total debt of $996,069 was recorded as follows: current portion (less than one year) of $15,170 and long-term portion (more than one year) of $980,899.










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


                                 March 31,    December 31,
                                  2002          2001
Land                            $   300,000    $   485,000
Buildings
                                    770,000      1,268,164
Equipment                             1,900         78,695
Computer                             16,674         20,438
Furniture                            13,688         13,312
Tenant Improvements                  33,042         35,685
                       -----------------------------------
                       -----------------------------------
                                $ 1,135,304    $ 1,901,294
Less Accumulated Depreciation       (37,967)      (107,417)
                       -----------------------------------
Net Property and Equipment      $ 1,097,337    $ 1,793,877
                       ===================================

     On January 29, 2002 the Company sold the Balboa property for $391,000. The Company also sold the Grand property on March 29, 2002 for 415,000.


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

                         March 31,           March 31,
                         2002                 2001
                   ----------------------------------------
Numerator income
/ (loss)                   $(1,497,839)   $    25,474
Denominator weighed
average number of shares
outstanding                  8,691,122      9,069,931
                  ----------------------------------------
                  ----------------------------------------
Basic gain /
(loss) per share           $     (0.16)   $      0.00
                  ========================================

                         March 31,           March 31,
                           2002                 2001

                   ----------------------------------------
Numerator income
/ (loss)                   $ (1,497,839)   $     25,474
Denominator weighed
average number of shares
outstanding                  10,391,122      10,769,931
                   ----------------------------------------
                   ----------------------------------------
Diluted gain /
(loss) per share           $      (0.14)   $       0.00
                   ========================================





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

At March 31, 2002 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                               March 31, 2002
                       --------------------------
Net Operating tax Losses :
Net operating tax loss carryforwards    2,597,933
                       --------------------------
Income Tax Benefit                     $  563,033
                       ==========================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.


NOTE 7.  MARKETABLE SECURITIES

     At March 31, 2002, the Company held trading securities of the following companies:

                            Trading         Number of    Mkt. Price        FMV
                            Market           Shares     At Year End  At Year End

First Genx.com                 otc          1,007,500             0.03   30,225
Greenland                      otc              4,113             0.01       41
Merchantpark comm.             otc            811,000             0.50  405,500
Mezzanine Capital              otc            107,000             0.10   10,700
Millennium Plastics            otc             30,000             0.13    3,000
Nicholas Inv.                  otc            957,853             0.25  239,463
Peacock Financial              otc            200,000             0.01    2,000
Phantom Film Corp.             otc              5,000             0.00       50
Processing Corp.               otc             20,000             0.00        0
Pro Glass Technologies, Inc.   otc          1,128,962             0.02   22,579
Regan Corp.                    otc              5,000             0.00        0
Spectrum                       Pinksheets     850,000             0.02   17,000
Thunderstone                   otc              3,068             0.00        0
Total Entertainment            otc             55,000             0.05    2,750
                                                           --------------------
Total                                                                 $ 733,308
                                                           ====================


NOTE 7.  MARKETABLE SECURITIES (CONTINUED)

     The Company is in accordance with SFAS 115 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of March 31, 2002 in accordance with paragraph 13 of SFAS 115.


NOTE 8.  INVESTMENTS IN NONMARKETABLE EQUITIES

At March 31, 2002, the Company held investments in the following companies:

                                    Number of   Value Price    FMV
                                     Shares    At Period End   At March 31, 2002

Advanced Interactive Inc.                   5,125      0.97     4,971
American Eagle Financial                   55,000      0.10     5,500
Atlantic & Pacific Guarantee            1,000,000      0.02    18,000
Beach Brew Beverage Company               625,000      0.02    17,500
Blue Gold                                 125,000      0.01       125
Carrara                                   325,000      0.00       371
Heritage National Corporation             250,000      0.10    25,000
International Sports Marketing, Inc.      100,000      0.01     1,000
Love Calendar (Nevada)                    100,000      0.01     1,000
Love Calendar (Utah)                       25,000      1.00    25,000
Love Concepts                             100,000      0.01     1,000
Noble One                                  25,000      0.10     2,500
Quantum Companies                       1,030,000      0.10   103,000
Resume Junction                            20,000      0.10     2,000
Spa International                         245,165      0.00         0
Sterling Electronic Commerce              300,000      0.05    15,000
The Shops Network                             500      0.10       500
Trans Pacific Group                       100,000      0.01     1,000
Thunder Mountain                          100,000      0.01     1,000
                                           --------------------------
                                           --------------------------
Total                                  $                        224,467
                                           ==========================

     The Company owns less than 5% in each of these companies. The companies are nonmarketable equities and are recorded at cost.






NOTE 8.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE (CONTINUED)

Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $5.00 preferred stock of American Health Systems that was earned in 1998 because the business plan was not approved by the state of California. This was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses. As of March 31, 2002 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.

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



NOTE 10.  STOCK TRANSACTIONS (CONTINUED)

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









NOTE 10.  STOCK TRANSACTIONS (CONTINUED)

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

     On January 1, 2002 the Company cancelled the stock issuance of 1,463,302 shares of common stock issued in the purchase of Northwest Medical Clinic, Inc.

     As of March 31, 2002 the Company had 8,674,863 shares of common stock issued and outstanding.











NOTE 11.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2002.

(A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 8,674,863 and 10,138,165 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively.

The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of March 31, 2002.

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

















NOTE 13. DISCONTINUED OPERATIONS

Northwest Medical Clinic, Inc.

     Effective January 1, 2002, Northwest Medical Clinic, Inc. division was sold. The following is a summary of the loss from discontinued operation resulting from the sale of Northwest Medical Clinic, Inc. No tax benefit has been attributed to the discontinued operation.

                            For the Three Months Ended March 31,
                                        2002          2001
                           ------------------- ------- -----------------------
                           ----------- ------- -----------------------
REVENUES                            $         0    $   281,939

OPERATING EXPENSES
Costs of sales                                0         32,194
General & administrative                      0        218,077
                        --------------------------------------
                        --------------------------------------
Total Operating Expenses

Income from Operations                        0         31,668

Other Income & (Expenses)
Interests expense                             0          2,710
                        --------------------------------------
                        --------------------------------------
Total Income & (Expenses)                     0          2,710
                        --------------------------------------
                        --------------------------------------

NET INCOME BEFORE TAXES             $         0    $    28,958

INCOME TAXES                                  0              0
                        --------------------------------------
                                       -----------------------

Loss from Discontinued Operations   $(1,573,212)   $         0
                        ======================================

     The loss was incurred by Triad Industries, Inc. was due to the market value of the stock price at the time of the sale of Northwest Medical Clinic, Inc. As of the date of stock issuance for the purchase of Northwest Medical Clinic, Inc. and the date of the sale the value of the stock had dropped $0.94 per share.



















                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of March 31, 2002 the Company has $1,821,899 in total current assets compared to total current assets of $3,245,538 as of December 31, 2001. The major factor in the reduction of current assets was the sale of the Northwest Medical Clinic division, which when comparing the current assets Northwest Medical Clinic had $ 1,633,083 in trade receivables as of December 31, 2001. Accounts receivable increased $55,364 mostly due to the fact that the Company was due approximately $76,000 from the sale of the Grand Ave. property. In the opinion of management, this is due to the increase in the economy overall as well as a stabilization to the stock markets. Marketable Securities also increased by $172,149. This was partially due to the Company reclassifying two securities from investments in non marketable equities to marketable securities and the Company receiving $150,000 in marketable securities for services performed.

     As of March 31, 2002 the Company has $201,074 in total current liabilities compared to $551,109 as of December 31, 2001. Accounts payable decreased $35,130 mostly due to the sale of Northwest Medical Clinic. Loans payable decreased by $192,959 predominately for the same reason. Salaries payable increased by $22,150 because the management of Corporate Capital Formation, Inc. chose to defer their salaries while the financial services sector increases sales. Security deposits payable and the current portion of mortgages payable were both off sharply due to the Company selling the last two of its residential real estate holdings in the first quarter of 2002.

     On January 29, 2002 the Company sold its Balboa Ave. property and after the mortgage payoff and fees associated with the sale the Company netted approximately $21,000. On March 29, 2002 the Company completed the sale of its Grand Ave. property for $415,000 and after the mortgage payoff and costs associated with the sale the Company will net approximately $95,000. As of March 31, 2002, approximately $19,000 of the funds from the sale of the Grand Ave. property was received by the Company. The other $76,000 was paid in early April.

Results of Operations

     For the three months ending March 31, 2002 the Company had income from continuing operations after tax in the amount of $44,555 compared to $25,474 for the same period of 2001. This includes $10,429 in depreciation and amortization expense compared to $36,179 for the same period of 2001. The Company had a $141,491 unrealized loss in marketable securities compared to a unrealized loss of $61,401 for the three months ended March 31, 2001. Administrative expenses also decreased $262,902 for the first quarter of 2002 compared to the same period of 2001. This increase is predominately caused by the sale of the Northwest Medical Clinic. Bad debt expense also decreased sharply from $79,279 in the first quarter of 2001 to $4,000 for the same period of 2002. This was also a result of the sale of Northwest Medical Clinic. The Company had a net gain on the sale of disposable assets in the amount of $95,008 as of March 31, 2002.
     The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc.

     The Company had revenues of $301,607 for the three months ended March 31, 2002 compared with $671,526 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic.


                                                        25
The Company functions in two sectors: financial services and real estate.
                                                     Three Months Ending
                    March 31,    March 31,
                      2002       2001

Financial Services   269,058   200,102
Real Estate           32,549   189,485
Medical Services*          -   281,939

Total                301,607   671,526

* Northwest Medical Clinic was sold on January 1, 2002.

Net Operating Loss

     The Company has accumulated approximately $2,597,933 of net operating loss carryforwards as of March 31, 2002, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2001 in the amount of $574,553 and for the three months ended March 31, 2002 in the amount of $563,033.

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


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

     On January 1, 2002 the Company retired 1,463,302 shares of common stock that were issued to the shareholders of Northwest Medical Clinic in order to sell the clinic back to the group. The stock was retired at its market value of $.02 per share on the date of the transaction for consideration received in the amount of $29,266.
                                                        26
         .



     As of March 31, 2002 the Company had 8,674,863 shares of common stock issued and outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                                             ITEM 5. OTHER INFORMATION


         None


                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


a.       Reports on Form 8K
                  None.




                                                                 27





                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRIAD INDUSTRIES, INC.


Dated: May 16, 2002

By:/S? Linda Bryson
Linda Bryson
President, Director



By:/S/ Michael Kelleher
Michael Kelleher
Secretary, Treasurer and Director