Form 10QSB
period 2002-06-30
TRIAD INDUSTRIES INC
filed 2002-08-21
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2002
                                       or

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

                  Class                     Outstanding as of   June 30, 2002
         Common Stock, $0.001                       8,674,863


                                        i







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             1-2

                           Consolidated Balance Sheets - June 30, 2002
                              And December 31, 2001                      3-4

                           Consolidated Statements of Operations - six months
                              Ended June 30, 2002 and June 30, 2001      5

                           Consolidated Statements of Stockholders Equity  6-8

                           Consolidated Statements of Cash Flows - six months
                                Ended June 30, 2002 and June 30, 2001      9

                           Notes to Consolidated Financial Statements     10-20

Item 2.                    Managemens Discussion and Analysis and
                                Result of Operations                     23-24



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             25

Item 2.                    Changes in Securities                         25

Item 3.                    Defaults Upon Senior Securities               25

Item 4.                    Submission of Matter to be a Vote of          25
                               Securities Holders

Item 5.                    Other Information on Form 8-K                25

Item 6.                    Exhibits and Reports on 8K                   26

                           Signatures                                    S-1








                                       ii




                         PART 1 - FINANCIAL INFORMATION

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

     The unaudited balance sheet of the Company as of June 30, 2002, and the related balance sheet of the Company as of December 31, 2001, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2002 and June 30, 2001 and the statement of stockholders equity for the period of January 1, 1998 to June 30, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.






                                        1


                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)



Armando C.Ibarra,C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025



                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of June 30, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders equity, and cash flows for the six and three months ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

August 8, 2002
Chula Vista, California



                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                    As of June 30, 2002 and December 31, 2001

                                                         ASSETS
                                          2002             2001
                                       --------------  ---------------------

CURRENT ASSETS
Cash                                    $   14,066   $   15,643
Accounts receivable                        437,044      444,461
Accounts receivable
medical clinic (see note 2g)                     -    1,633,083
Advance expenses                             4,800        5,815
Marketable securities                      240,368      561,159
Impound account                             10,397       10,824
Deferred tax benefit                       741,756      574,553
                             ----------------------------------

Total Current Assets                     1,448,431    3,245,538

NET PROPERTY & EQUIPMENT                 1,088,924    1,793,877

OTHER ASSETS
Investments in nonmarketable equities      224,497      388,832
Net loan fees                                7,199        7,324
                             ----------------------------------

Total Other Assets                         231,696      396,156

                             ----------------------------------

TOTAL ASSETS                            $2,769,051   $5,435,571
                             ==================================




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                    As of June 30, 2002 and December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         2002            2001
                                       ------------- ---------------------

CURRENT LIABILITIES
Accounts payable                    $    29,930    $    73,726
Loans payable                            78,380        278,102
Salaries payable                         26,150              -
Line of credit                            8,649         30,078
Payroll taxes payable                         -              -
Taxes payable                             6,251         10,025
Security deposits                         5,087          8,269
Trust deeds and mortgages
short-term portion                       15,170        150,910
                          -------------------------------------------

Total Current Liabilities               169,617        551,109

LONG-TERM LIABILITIES
Trust deeds and mortgages
long-term portion                       970,803      1,394,159
                          -------------------------------------------

Total Long-Term Liabilities             970,803      1,394,159
                          -------------------------------------------

TOTAL LIABILITIES                     1,140,420      1,945,268

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000
shares issued and outstanding for
for 2002 and 2001,
respectively)                           850,000        850,000
Common stock ($0.001 par value,
50,000,000 shares
authorized 8,674,863 and
10,138,165 shares issued
and outstanding as of June
30, 2002 and December 31,
2001, respectively.)                      8,675         10,138
Paid-in capital                       3,764,955      3,792,758
Stock subscription receivable           (62,500)       (62,500)
Retained earnings                    (2,453,095)      (999,124)
Comprehensive income (loss)            (479,404)      (100,970)
                          -------------------------------------------

Total Stockholders' Equity            1,628,631      3,490,302

TOTAL LIABILITIES
                          -------------------------------------------

& STOCKHOLDERS' EQUITY              $ 2,769,051    $ 5,435,571
                          ===========================================




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
            For the Six and Three Months Ended June 30, 2002 and 2001


                                 Six Months  Six Months Three MonthsThree Months
                                    Ended      Ended       Ended        Ended
                                   June 30,    June 30,     June 30,    June 30,
                                     2002       2001       2002         2001

REVENUES
Consulting income               $   305,733  $444,011 $   36,675    $   243,909

Medical fee income                        -   527,260        -        245,321
Rental income                        66,467   277,025      33,918     87,540
Costs of revenues                   (29,827)  (17,930)    (13,899)   (5,050)

GROSS PROFIT                        342,373   1,230,366    56,694   571,720

OPERATING COSTS

Bad debt expense                      9,895    149,811     5,895     70,532

Depreciation & amortization          20,858     48,826     10,429     12,647
Administrative expenses             190,689  1,141,826     90,846    779,081

Total Operating Costs               221,442   1,340,463   107,170    862,260

NET OPERATING (LOSS)                120,931   (110,097)  (50,476)   (290,540)

OTHER INCOME & (EXPENSES)


Interest income                       2,691     1,834      2,690      1,744

Other income                          2,885        48      2,860        -

Other expenses                      (45,073)         -          -      -

Realized gain (loss)
on sale of marketable
securities                          (10,130)    16,984     (14,936)     4,886
Net gain / (loss)
on disposable assets                 93,283    618,455     (1,725)    618,455

Vending                                   -        10          -         10
Interest expense                    (48,416)   (170,344)   (19,410)   (69,036)
                                                       -
Total Other Income &
Expenses                             (4,760)    466,987    (30,521)    556,059

INCOME (LOSS) FROM
CONTINUING OPERATIONS
BEFORE TAX                          116,171     356,890   (80,997)    265,519

INCOME TAX (PROVISION)
BENEFIT                             (27,748)    (121,343)  15,925     (86,802)

INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX            $    88,423   $ 235,547 $ (65,072) $   178,717

DISCONTINUED
OPERATIONS

Loss on sale of Northwest
Medical Clinic, Inc.            $(1,542,394)    -              -          -

NET INCOME / (LOSS)             $(1,453,971)   $   235,547 $(65,072)  $ 178,717



                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
              Consolidated Statement of Comprehensive Income (Loss)
            For the Six and Three Months Ended June 30, 2002 and 2001

                          Six Months       Six Months  Three Months Three Months
                             Ended           Ended        Ended        Ended
                             June 30,        June 30,    June 30,     June 30,
                              2002            2001        2002         2001


Net Income (Loss)
Net of Tax
                         $  (1,453,971)    $ 235,547  $ (65,072) $     178,717

Other Comprehensive (Loss) :

Unrealized gain
(loss) on securities            (573,385)    (110,688)    (492,940)     (49,287)
                  -------------------------------------------------------------

Total Other Comprehensive
(Loss)                          (573,385)    (110,688)    (492,940)     (49,287)
                  -------------------------------------------------------------

Comprehensive Income (Loss)
Before Income Taxes            $(573,385)   $(110,688)   $(492,940)   $ (49,287)

Income Taxes (Provision)
Benefit
Related to Items of
Comprehensive Income
                                 194,951       42,074      167,260       19,221
                  -------------------------------------------------------------

Comprehensive Income (Loss)
                               $(378,434)   $ (68,614)   $(325,680)   $ (30,066)
                  =============================================================





--------------------------------------------------------------------------------
                                       Preferred      Preferred          Common
                                        Shares          Stock            Shares
 Balance, December 31, 1997
Common stock issued June 17,1998
for securities valued @ $1.07 per share
Common stock issued June 17, 1998 for
securities valued @ $.90066 per share
Common stock issued June 17, 1998
for securities valued @ $.084 per share
Common stock issued June 17, 1998
for note payable @ $.334 per share
Common stock issued June 17, 1998
for securities valued @ $.334 per share
Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share
Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share
Common stock issued December 31, 1998
for note payable @ $.3234 per share
Common stock issued December 31, 1998
for management fees @ $.334 per share
Common stock issued December 31, 1998
for note payable @ $.334 per share
Common stock issued December 31,1998
for securities valued @ $.206 per share
Contributed capital
Net loss for the year ended
December 31,1998
Balance, December 31, 1998
                                                         Additional   Stock
                                            Common        Paid-in   Subscription
                                             Stock        Capital    Receivable


Balance, December 31, 1997                $ 2,339,529    $     2,340    $634,656
Common stock issued June 17,1998

for securities valued @ $1.07 per share        13,200             13      14,105
Common stock issued June 17, 1998 for

securities valued @ $.90066 per share          60,000             60      53,980
Common stock issued June 17, 1998

for securities valued @ $.084 per share        15,000             15       1,245
Common stock issued June 17, 1998

for note payable @ $.334 per share             30,480             30      10,150
Common stock issued June 17, 1998
for securities valued @ $.334 per share       135,000            135      44,955
Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                     300,000            300      99,900
Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                             375,000            375      62,375
Common stock issued December 31, 1998

for note payable @ $.3234 per share            18,750             19       6,044
Common stock issued December 31, 1998

for management fees @ $.334 per share          60,759             61      20,233
Common stock issued December 31, 1998

for note payable @ $.334 per share             60,486             60      20,142
Common stock issued December 31,1998
for securities valued @ $.206 per share       225,000            225      46,175
Contributed capital                                 -              -       1,717
Net loss for the year ended
December 31,1998                                    -              -         -

Balance, December 31, 1998                  3,633,204          3,633   1,015,677




                                                     Comprehensive
                                        Retained        Income
                                        Earnings        (Loss)        Total

Balance, December 31, 1997                $ 95,266   $         - $    732,262

Common stock issued June 17,1998

for securities valued @ $1.07 per share     14,118            -          -

Common stock issued June 17, 1998 for

securities valued @ $.90066 per share       54,040            -         -

Common stock issued June 17, 1998

for securities valued @ $.084 per share      1,260            -        -

Common stock issued June 17, 1998

for note payable @ $.334 per share          10,180            -         -

Common stock issued June 17, 1998
for securities valued @ $.334 per share     45,090            -          -

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share
Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                              250            -           -

Common stock issued December 31, 1998

for note payable @ $.3234 per share          6,063            -            -

Common stock issued December 31, 1998

for management fees @ $.334 per share       20,294            -             -

Common stock issued December 31, 1998

for note payable @ $.334 per share          20,202           -              -

Common stock issued December 31,1998
for securities valued @ $.206 per share     46,400            -             -

Contributed capital                          1,717           -              -

Net loss for the year ended
December 31,1998                           (62,126)           -      (62,126)


Balance, December 31, 1998                  33,140           -     989,950







                                               Preferred  Preferred  Common
                                                Shares      Stock    Shares



Balance, December 31, 1998                         -           -   3,633,204

Recapitalization (Note 1)                          -           -     526,672

Common stock issued March 15, 1999
for services valued @ $0.63 per share              -           -     313,942

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                 -           -   1,120,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share            700,000     700,000           -
Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share               150,000     150,000           -
Stock subscription receivable
Common stock issued December
1999 for cash @ $0.22 per share                    -           -     320,000
Common stock issued December 1999
for management fees @ $0.06 per share              -           -     489,600
Net loss for the year ended
December 31, 1999                                  -           -           -

--------------------------------------------------------------------------------

Balance, December 31, 1999                   850,000     850,000   6,403,418
Stock issued on January 5, 2000
to Directors @ $0.06 a share                       -      72,000

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                  -           -     123,000
Stock issued on June 15, 2000

to Directors @ $0.50 a share                       -           -      72,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                    -           -   1,463,302
Stock issued on June 30, 2000 to Donner

Investment Corp. @ $0.96 a share                   -           -      36,583
Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                      -           -     200,000
Stock issued on December 12, 2000
to Directors @ $0.24 a share                       -           -     288,000
Net loss for the year ended
December 31, 2000                                  -           -           -

Balance, December 31, 2000                   850,000     850,000   8,658,303















                                                      Additional     Stock
                                            Common     Paid in     Subscription
                                             Stock      Capital     Receivable


Balance, December 31, 1998                     3,633   1,015,677     (62,500)

Recapitalization (Note 1)                        527      33,396     (20,000)
Common stock issued March 15, 1999
for services valued @ $0.63 per share            314     196,527           -

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share             1,120     698,880           -

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                  -           -           -

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                      -           -      20,000

Common stock issued December
1999 for cash @ $0.22 per share                  320      71,625           -

Common stock issued December 1999
for management fees @ $0.06 per share            489      28,886           -

Net loss for the year ended
December 31, 1999                                  -           -           -
                                                                    (679,540)
Balance, December 31, 1999                     6,403   2,044,991     (62,500)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                      72       4,248           -
Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                123      17,877           -

Stock issued on June 15, 2000
to Directors @ $0.50 a share                      72      35,928           -

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                1,463   1,399,555           -

Stock issued on June 30, 2000 to Donner

Investment Corp. @ $0.96 a share                  37      35,083          -

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                    200      39,800           -

Stock issued on December 12, 2000
to Directors @ $0.24 a share                     288      67,392           -

Net loss for the year ended
December 31, 2000                                  -           -           -

Balance, December 31, 2000                     8,658   3,644,874     (62,500)














                                                   Comprehensive
                                          Retained   Income
                                          Earnings  (loss)       Total


Balance, December 31, 1998                     33,140    -      989,950

Recapitalization (Note 1)                           -    -       13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share               -    -      196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                  -    -      700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                   -    -      700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                      -    -      150,000

Stock subscription receivable                       -    -       20,000

Common stock issued December
1999 for cash @ $0.22 per share                     -    -       71,945

Common stock issued December 1999
for management fees @ $0.06 per share               -    -       29,375

Net loss for the year ended
December 31, 1999                            (712,680)   -     (712.680)

                                                               (679,540)
Balance, December 31, 1999                   (679,540)   -    2,159,354

Stock issued on January 5, 2000

to Directors @ $0.06 a share                        -    -        4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                   -    -       18,000

Stock issued on June 15, 2000

to Directors @ $0.50 a share                        -    -       36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                     -    -    1,401,018

Stock issued on June 30, 2000 to Donner

Investment Corp. @ $0.96 a share                    -    -       35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                       -    -       40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                        -    -       67,680

Net loss for the year ended
December 31, 2000                            (392,811)   -     (392,811)

Balance, December 31, 2000                 (1,072,352)   -    3,368,680































                                              Preferred     Preferred   Common
                                                Shares      Stock        Shares


Balance, December 31, 2000                    850,000        850,000   8,658,303

Stock issued on January 15, 2001                    -              -      50,000

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                     -              -     144,762

Stock issued on February 21, 2001                   -              -      25,100

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                     -              -     700,000

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                   -              -     900,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                        -              -     360,000

October 1, 2001 cancellation of
stock subscription                                  -             -    (700,000)

Comprehensive (loss) December 31, 2001              -              -         -

Net loss for the year ended
December 31, 2001                                   -              -           -

Balance, December 31, 2001                    850,000        850,000  10,138,165

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share               -           -  (1,463,302)


Comprehensive (loss) June 30, 2002                  -              -           -

Net loss for the six months ended                   -              -           -
June 30, 2002
Balance, June 30, 2002                   $    850,000   $    850,000$  8,674,863








                                                          Additional    Stock
                                              Common       Paid in  Subscription
                                              Stock        Capital    receivable

Balance, December 31, 2000                      8,658      3,644,874    (62,500)

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                50          8,450          -

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                   145         30,179          -

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                25          3,715          -

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                   700        118,300   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                 900         95,100          -

Stock issued on June 22, 2001
to Directors @ $0.03 a share                      360         10,440          -

October 1, 2001 cancellation of
stock subscription                               (700)      (118,300)   119,000


Comprehensive (loss) December 31, 2001              -              -          -

Net loss for the year ended
December 31, 2001                                   -              -          -

Balance, December 31, 2001                     10,138      3,792,758    (62,500)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share               -              -          -


Comprehensive (loss) June 30, 2002                  -              -          -

Net loss for the six months ended
June 30, 2002                                       -              -          -

Balance, June 30, 2002                    $     8,675    $ 3,764,955  $ (62,500)

                                                        Comprehensive
                                             Retained      Income
                                              Earnings     (loss)     total

Balance, December 31, 2000                 (1,072,352)             -  3,368,680

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                 -              -      8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                     -              -     30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                 -              -      3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                     -              -          -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                   -              -     96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                        -              -     10,800

October 1, 2001 cancellation of
stock subscription                                  -              -          -

Comprehensive (loss) December 31, 2001              -       (100,970)         -

Net loss for the year ended
December 31, 2001                              73,228              -    73,228

Balance, December 31, 2001                   (999,124)       (100,970) 3,591,272

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share               -              -    (29,266)

Comprehensive (loss) June 30, 2002                  -       (378,434)  (378,434)

Net loss for the six months ended
June 30, 2002                                       -     (1,453,971)(1,453,971)

Balance, June 30, 2002                    $(2,453,095)    $ (479,404)$ 1,729,601

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
              Consolidated Statements of Cash Flows
            For the Six and Three Months Ended June 30, 2002 and 2001
                           Six Months    Six Months   Three Months  Three Months
                            Ended         Ended        Ended           Ended
                            June 30,      June 30,      June 30,       June 30,
                             2002          2001          2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from
operations            $    (1,453,971)$   166,933 $     (65,072)$     148,651
Depreciation & amortization
expense                      20,858        48,826        10,429        12,647
(Increase) decrease in
accounts receivable         1,640,500      (302,658)       62,781      (388,775)
(Increase) decrease in
advances                       1,015        (1,450)            -        (1,450)
(Increase) decrease in
impound account                  427         3,565           427         3,565
(Increase) decrease income
tax benefit                   167,203        79,269       183,185        67,580
Increase (decrease) in
accounts payable              (43,796)      (18,009)       (8,666)       57,878
Increase (decrease) in
assets held for sale                -       355,344             -       355,344
Increase (decrease) in
security deposits             (3,182)      (38,590)        1,227       (37,947)
Increase (decrease) in
loans payable                (199,722)       10,435        (6,763)       (3,629)
Increase (decrease) in
salaries payable             26,150             -         4,000             -
Increase (decrease) in
taxes payable                  (3,774)        2,437             -         2,437
Valuation of marketable
securities                   (378,434)     (410,680)      172,149      (314,581)
Purchase of marketable
securities                         -        (1,210)     (325,680)            -
Sale of marketable
securities                   (10,130)      (52,216)      (14,936)      (31,164)
Loan fees                          -        84,038             -        84,038
Common stock issued
for services                        -       149,364             -       106,800
Net cash provided (used)
by operating activities      (236,856)       75,397        13,081        61,395


CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities
available for sale            164,335             -           (30)            -

Disposal of fixed
assets                         688,485     3,325,203        32,766     3,325,203
Purchase of fixed
assets                         (7,750)   (1,073,000)       (7,750)   (1,070,000)

Net cash provided (used)
by investing
activities                     845,070     2,252,203        24,986     2,255,203

CASH FLOWS FROM FINANCING ACTIVITIES

Change in line of
credit                        (21,429)       (2,445)      (21,255)       (2,201)

Change in investment
property mortgage             (4,203)       (2,969)
Change in additional
paid-in capital               (27,803)            -             -             -
Change in common
stock                          (1,463)            -             -             -
Change in lease
payable                             -          (224)            -           (62)
Change in notes and
mortgages payable            (559,096)   (2,287,650)      (10,096)   (2,284,606)
Net cash provided (used) by f
inancing activities          (609,791)   (2,294,522)      (31,351)   (2,289,838)
Net increase (decrease)
in cash                         (1,577)       33,078         6,716        26,759
Cash at beginning of
period                         15,643        54,384        10,109        60,702
Cash at end of
period                 $      14,066 $      87,462 $      16,825 $        87,462
Supplemental  Cash
Flow Disclosures:
Cash paid during year
for interest             $      48,416 $     170,344 $      19,410 $     69,036
Schedule of Non-Cash
Activities
Loss on sale of Northwest
Medical Clinic, Inc.      $    1,542,394 $          - $           - $          -
Common stock issued
for services             $           - $     149,364 $           - $    106,800
Common stock received
for consulting services        150,000 $           - $           - $          -
Common stock retired
on the sale of Northwest
Medical Clinic, Inc.            29,266 $           - $            - $          -



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

h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at June 30, 2002 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of notes, trusts, and mortgages payable in accordance with paragraph 11, 12, and 13 of SFAS 107.










NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.  Investments in Securities

Marketable securities at June 30, 2002 are classified and disclosed as trading securities under the requirements of SFAS No. 130. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income and expenses.

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

l.  Line of Credit

The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There is an outstanding balance of $8,649 as of June 30, 2002.










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


NOTE 3. TRUST DEEDS & MORTGAGES

           Interest Rate    Debt        Maturity Date

350 W. 9th Avenue   7.820 %   $739,083   12/08/26
4592 Bancroft       7.796 %    246,890   02/20/20
                               -------------------
                               -------------------

                             $ 985,973
                               ===================

     The office building and apartment complex collateralize the above loans. The loan agreements provide for monthly payments of interest and principle.

     The office building located at 350 W. 9th Avenue in Escondido, Ca. was purchased on June 11, 2001.

     The total debt of $985,973 was recorded as follows: current portion (less than one year) of $15,170 and long-term portion (more than one year) of $970,803.
















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


                                June 30,        December 31,
                                  2002              2001

Land                            $   300,000    $   485,000
Buildings
                                    770,000      1,268,164
Equipment                             1,900         78,695
Computer                             20,396         20,438
Furniture                            16,188         13,312
Tenant Improvements                  34,570         35,685
                       -----------------------------------
                       -----------------------------------
                                $ 1,143,054    $ 1,901,294
Less Accumulated Depreciation        (54130)      (107,417)
                       -----------------------------------
Net Property and Equipment      $ 1,088,924    $ 1,793,877
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

                                    June 30,             June 30,
                                     2002                 2001
                          -------------------- -------------------
                          ----------------------------------------
Numerator income / (loss)         $ (1,453,971)   $    166,933
Denominator weighed average
number of shares outstanding         8,682,948       9,463,684
                          ----------------------------------------
                          ----------------------------------------
Basic gain / (loss) per share     $      (0.16)   $       0.02
                          ========================================

                                       June 30,           June 30,
                                          2002            2001
                          ----------------------------------------
                          ----------------------------------------
Numerator income / (loss)         $ (1,453,971)   $    166,933
Denominator weighed average
number of shares outstanding        10,440,267      11,163,684
                          ----------------------------------------
                          ----------------------------------------
Diluted gain / (loss) per share   $      (0.13)   $       0.01
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

At June 30, 2002 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                           June 30, 2002
  Net tax Losses :
Net tax loss carryforwards    2,932,499
             --------------------------
Income Tax Benefit           $  741,756
             ==========================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income.


NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                       Accumulated other
          Unrealized gain (loss) on    comprehensive income
                      securities             (loss)


Beginning balance               $            $
                               (0)          (0)
Current-period change    (378,434)    (378,434)
      ----------------------------------------
      ----------------------------------------
Ending Balance          $(378,434)   $(378,434)
      ========================================

     Accumulated  other  comprehensive   income  (loss)  has  been  reported  in
accordance with FASB 130 paragraph 26.













NOTE 8.  MARKETABLE SECURITIES

     At June 30, 2002, the Company held trading securities of the following companies:

                          Trading    Number of     Mkt. Price      FMV
                          Market     Shares      At Year End    At Year End

Atlantic Syndication           otc      5,000             0.04     200
First Genx.com                 otc    100,750             0.30  30,225
Merchantpark comm.             otc    491,000             0.12  58,920
Mezzanine Capital              otc    107,000             0.05   5,350
Millennium Plastics            otc     30,000             0.13     300
Nicholas Inv.                  otc    980,353             0.12 117,642
Nxtech Wireless                otc    141,667             0.01   1,417
One Stop Sales                 otc      5,000             2.00   1,000
Pro Glass Technologies, Inc.   otc    104,446             0.20  20,889
Total Entertainment            otc     55,000             0.02   1,100
VOIP Telecom                   otc      9,500             0.35   3,325
                                                  --------------------
Total                                                         $240,368
                                                  ====================

     The Company is in accordance with SFAS 130 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of June 30, 2002.






















NOTE 9.  INVESTMENTS IN NONMARKETABLE EQUITIES

At June 30, 2002, the Company held investments in the following companies:

                                        Number of  Value Price      FMV
                                         Shares  At Period End  At June 30, 2002

Advanced Interactive Inc.                   5,125      0.97     4,971
American Eagle Financial                   55,000      0.10     5,500
Atlantic & Pacific Guarantee            1,000,000      0.02    18,000
Beach Brew Beverage Company               625,000      0.02    17,500
Blue Gold                                 125,000      0.01       125
Carrara                                   325,000      0.00       371
Heritage National Corporation             250,000      0.10    25,000
International Sports Marketing, Inc.      100,000      0.01     1,000
Love Calendar (Nevada)                    100,000      0.01     1,000
Love Calendar (Utah)                       25,000      1.00    25,000
Love Concepts                             100,000      0.01     1,000
Noble One                                  25,000      0.10     2,500
Quantum Companies                       1,030,000      0.10   103,000
Resume Junction                            20,000      0.10     2,000
Sterling Electronic Commerce              300,000      0.05    15,000
The Shops Network                             500      0.10       500
Trans Pacific Group                       100,000      0.01     1,000
Thunder Mountain                          100,000      0.01     1,000
                                           --------------------------
                                           --------------------------
Total                                                          $  224,467
                                           ==========================

     The Company owns less than 5% in each of these companies. The companies are nonmarketable equities and are recorded at cost. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $5.00 preferred stock of American Health Systems that was earned in 1998 because the business plan was not approved by the state of California. This was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses. As of June 30, 2002 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.










NOTE 10.  ACQUISITIONS

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


NOTE 11.  STOCK TRANSACTIONS

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





NOTE 11.  STOCK TRANSACTIONS (CONTINUED)

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







NOTE 11.  STOCK TRANSACTIONS (CONTINUED)

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


NOTE 11.  STOCK TRANSACTIONS (CONTINUED)

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

As of June 30, 2002 the Company had 8,674,863 shares of common stock issued and outstanding.


NOTE 12.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2002.

(A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 8,674,863 and 10,138,165 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively.

The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of June 30, 2002.

The preferred stock is (1) non-voting; (2) convertible at the second anniversary from issuance on a two for on (2:1) basis to common stock; (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.








NOTE 13.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

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


NOTE 14. DISCONTINUED OPERATIONS

Northwest Medical Clinic, Inc.

Effective January 1, 2002, Northwest Medical Clinic, Inc. division was sold. The following is a summary of the loss from discontinued operation resulting from the sale of Northwest Medical Clinic, Inc. No tax benefit has been attributed to the discontinued operation.

                                  For the Three Months Ended June 30,
                                        2002             2001
                             ------- ------- -----------------------
          ----------------------- -------------------------------------
REVENUES                            $         0    $   245,321

OPERATING EXPENSES
Costs of sales                                0         70,532
General & administrative                      0        167,335
                        --------------------------------------
                        --------------------------------------
Total Operating Expenses

Income from Operations                        0          7,454

Other Income & (Expenses)
Interests expense                             0          1,239
                        --------------------------------------
                        --------------------------------------
Total Income & (Expenses)                     0          1,239
                        --------------------------------------
                        --------------------------------------

NET INCOME BEFORE TAXES             $         0    $     6,215

INCOME TAXES                                  0              0
                        --------------------------------------
                                       -----------------------

Loss from Discontinued Operations   $(1,573,212)   $         0
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














                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

As of June 30, 2002 the Company has $1,448,431in total current assets compared to total current assets of $3,245,538 as of December 31, 2001. The major factor in the reduction of current assets was the sale of the Northwest Medical Clinic division, which when comparing the current assets Northwest Medical Clinic had $ 1,633,083 in trade receivables as of December 31, 2001. As of June 30, 2002 the current assets were comprised of $14,066 in cash, $437,044 in accounts receivable, $4,800 in prepaid expenses, $240,368 in marketable securities, $10,397 in tax impound accounts, and $741,756 in deferred tax benefits.

As of June 30, 2002 the Company has $169,617 in total current liabilities compared to $551,109 as of December 31, 2001. Accounts payable decreased $43,796 mostly due to the sale of Northwest Medical Clinic. Loans payable decreased by $199,722 predominately for the same reason. Salaries payable increased by $26,150 because the management of Corporate Capital Formation, Inc. chose to defer part of their salaries while the financial services sector increases sales. Security deposits payable and the current portion of mortgages payable were both off sharply due to the Company selling the last two of its residential real estate holdings in the first quarter of 2002.


Results of Operations

For the three months ending June 30, 2002 the Company had a net loss from continuing operations after tax effects in the amount of ($65,072) compared to net income of $178,717 for the same period of 2001. This includes $5,895 in depreciation and amortization expense compared to $70,352 for the same period of 2001. The sharp decrease is due to the Company divesting most of it's real estate holdings. Administrative expenses also decreased $674,336 for the second quarter of 2002 compared to the same period of 2001. This decrease is predominately caused by the sale of the Northwest Medical Clinic. The Company had a net loss on the sale of disposable assets in the amount of ($1,725) for the three months ended June 30, 2002, this compares to a net gain on the sale of disposable assets of $618,455 for the same period of 2001. The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc.

The Company had revenues of $70,593 for the three months ended June 30, 2002 compared with $571,720 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries.

For the six months ending June 30, 2002 the Company had a net income from continuing operations after tax effects in the amount of $88,423 compared to net income of $235,547for the same period of 2001. This includes $9,895 in depreciation and amortization expense compared to $149,811for the same period of 2001. The sharp decrease is due to the Company divesting most of it's real estate holdings. Administrative expenses also decreased $937,238 for the six months ended June 30, 2002 compared to the same period of 2001. This decrease is predominately caused by the sale of the Northwest Medical Clinic. The Company had a net gain on the sale of disposable assets in the amount of $93,283 for the six months ended June 30, 2002 compares to a net gain on the sale of disposable assets of $618,455 for the same period of 2001. The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc.

The Company had revenues of $372,200 for the six months ended June 30, 2002 compared with $1,248,296 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries.




    The Company functions in two sectors: financial services and real estate.
                               Six Months Ending
                      June 30,        June 30,
                       2002            2001

Financial Services   $  305,733   $  444,011
Real Estate              66,467      277,025
Medical Services*             -      527,260

Total                $  372,200   $1,248,296

* Northwest Medical Clinic was sold on January 1, 2002.

Net Operating Loss

     The Company has accumulated approximately $2,453,095 of net operating loss carryforwards as of June 30, 2002, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2001 in the amount of $574,553 and for the six months ended March 31, 2002 in the amount of $741,756.

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








                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

                                      None.

                          ITEM 2. CHANGES IN SECURITIES
                                      None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

                                      None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

                                      None.

                            ITEM 5. OTHER INFORMATION


                                      None

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.      10QSB filed by reference on April 15, 2002.
b.      10KSB filed by reference on May 16, 2002.












                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                         TRIAD INDUSTRIES, INC.


Dated: August 16, 2002

                                                      By:_____________________
                                                        Linda Bryson
                                                        President, Director



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Triad Industries Inc. (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I Linda Bryson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Linda Bryson
Chief Executive Officer

Dated: August 16, 2002