Form 10QSB
period 2002-09-30
TRIAD INDUSTRIES INC
filed 2002-11-15
CIK 1092105

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C., 20549
                                                   FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2002
                                       or

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

                  Class               Outstanding as of   September 30, 2002
         Common Stock, $0.001                           8,674,863


                                        i







                                                 TABLE OF CONTENTS
                                           PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements                 1-2

                           Consolidated Balance Sheets - September 30, 2002
                              And December 31, 2001                        3-4

                           Consolidated Statements of Operations - nine months
                              Ended September 30, 2002 and
                                September 30, 2001                         5-6

                           Consolidated Statement of Comprehensive
                                 (Loss)  Income                             7

                           Consolidated Statements of Stockholder Equity   8-10

                           Consolidated Statements of Cash Flows - nine months
                                Ended September 30, 2002 and
                                September 30, 2001                         11-12

                           Notes to Consolidated Financial Statements     13-19

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                       20-22



                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             22

 Item 2.                    Changes in Securities                         22

Item 3.                    Defaults Upon Senior Securities                23

Item 4.                    Submission of Matter to be a Vote of           23
                               Securities Holders

Item 5.                    Other Information on Form 8-K                   23

Item 6.                    Exhibits and Reports on 8K                     23

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

     The unaudited balance sheet of the Company as of September 30, 2002, and the related balance sheet of the Company as of December 31, 2001, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the nine months ended September 30, 2002 and September 30, 2001 and the statement of stockholders equity for the period of January 1, 1998 to September 30, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.




















                                                         1









                 296 H Street, 2nd Floor, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)



Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025



                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of September 30, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders equity, and cash flows for the nine and three months ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

November 8, 2002
Chula Vista, California






                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                 As of September 30, 2002 and December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      2002              2001
                             ------------------------   -----------------------


CURRENT LIABILITIES
Accounts payable                                 $    33,072        $    73,726
Loans payable                                         78,380            278,102

Salaries payable                                      27,050                  -
Line of credit                                         7,360             30,078
Taxes payable                                          6,251             10,025

Security deposits                                      5,087              8,269
Trust deeds and mortgages
short-term portion                                    15,170            150,910
                                    -------------------------------------------

Total Current Liabilities                            172,370            551,109

LONG-TERM LIABILITIES
Trust deeds and mortgages
long-term portion                                    721,365          1,394,159
                                    -------------------------------------------

Total Long-Term Liabilities                          721,365          1,394,159
                                    -------------------------------------------

TOTAL LIABILITIES                                    893,735          1,945,268

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding for
for 2002 and 2001, respectively)                     850,000            850,000
Common stock ($0.001 par value,
50,000,000 shares
authorized 8,674,863 and
10,138,165 shares issued
and outstanding as of September
30, 2002 and December 31,
2001, respectively.)                                   8,675             10,138
Paid-in capital                                    3,764,955          3,792,758
Stock subscription receivable                        (62,500)           (62,500)
Retained earnings                                 (2,435,115)          (999,124)
Comprehensive income (loss)                         (630,039)          (100,970)
                                    -------------------------------------------

Total Stockholders' Equity                         1,495,976          3,490,302

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                           $ 2,389,711        $ 5,435,571
                                    ===========================================



                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
         For the Nine and Three Months Ended September 30, 2002 and 2001


                                          Nine Months         Nine Months
                                             Ended               Ended
                                         September 30,       September 30,
                                                2002               2001

REVENUES
Consulting income                        $    405,752    $    560,782

Medical fee income                                  -         793,377
Rental income                                  104,518         325,252

Property Management income                         800              -
Costs of revenues                             (32,442)        (94,035)


GROSS PROFIT                                  478,628       1,585,375

OPERATING COSTS

Bad debt expense                                9,895         216,159
Depreciation & amortization                    33,022          61,759
Administrative expenses                       258,811       1,383,956


Total Operating Costs                         301,728       1,661,874

NET OPERATING (LOSS)                          176,900         (76,499)

OTHER INCOME & (EXPENSES)


Interest income                                 2,692           2,099

Other income                                    2,885           4,484

Other expenses                                (45,073)         (4,536)
Net realized gain (loss) on sale
of marketable securities                      (20,654)         38,047

Net gain / (loss) on disposable assets         93,283          (4,083)

Vending                                             -              10

Sale of assets - net                                -         618,455
Interest expense                              (63,060)       (202,290)

Total Other Income & Expenses                 (29,927)        452,188

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                         146,973         375,689

INCOME TAX (PROVISION) / BENEFIT              (40,570)       (127,734)

INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX                     $    106,403    $    247,955

DISCONTINUED OPERATIONS

Loss on sale of Northwest
Medical Clinic, Inc.
                                      $    (1,542,394)              -

NET INCOME / (LOSS)                      $ (1,435,991)   $    247,955












BASIC EARNINGS (LOSS) PER SHARE

Earning from
continuing operations            $           0.01 $       0.02

Loss from discontinued
operations                                 (0.17)        0.03
 EARNINGS (LOSS) PER SHARE                 (0.15)$       0.06

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                $  8,674,863    $  9,463,684

DILUTED EARNINGS (LOSS) PER SHARE

Loss from continuing operations                  0.01 $       0.02

Loss from discontinued operations               (0.14)        0.02


DILUTED EARNINGS (LOSS) PER SHARE         $    (0.13) $       0.04
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                  10,374,863      11,163,684












                                         Three Months       Three Months
                                           Ended              Ended
                                       September 30,      September 30,
                                             2002               2001REVENUES
Consulting income                        $    100,019    $    116,771

Medical fee income                                  -               -
Rental income                                  38,050          48,227

Property Management income                       800               -
Costs of revenues                              (2,615)        (20,307)

GROSS PROFIT                                  136,255         410,807

OPERATING COSTS

Bad debt expense                                    -          66,348
Depreciation & amortization                    12,164          12,933
Administrative expenses                        68,122         297,928

Total Operating Costs                          80,286         377,209

NET OPERATING (LOSS)                           55,969          33,598

OTHER INCOME & (EXPENSES)


Interest income                                     1             265

Other income                                        -           4,436

Other expenses                                      -          (4,536)
Net realized gain (loss) on sale
of marketable securities                      (10,524)         21,063

Net gain / (loss) on disposable assets              -          (4,083)

Vending                                             -               -

Sale of assets - net                                -               -
Interest expense                              (14,644)        (31,946)

Total Other Income & Expenses                 (25,167)        (14,800)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                          30,802          18,799

INCOME TAX (PROVISION) / BENEFIT               (4,620)         (2,820)

INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX                     $     26,182    $     15,979

DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.                                -               -


NET INCOME / (LOSS)                      $     26,182    $     15,979












BASIC EARNINGS (LOSS) PER SHARE

Earning from
continuing operation          $            0.00 $             0.00

Loss from discontinued
operations                                    0.00            0.00

BASIC EARNINGS (LOSS) PER SHARE              (0.00)           0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                $  8,674,863    $ 10,838,165


DILUTED EARNINGS (LOSS) PER SHARE

Loss from continuing operations                 0.00            0.00

Loss from discontinued operations               0.00            0.00

DILUTED EARNINGS (LOSS) PER SHARE             (0.00)$            0.00

WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                  10,374,863      12,538,165







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
              Consolidated Statement of Comprehensive Income (Loss)
         For the Nine and Three Months Ended September 30, 2002 and 2001


                                 Nine Months             Nine Months
                                   Ended                   Ended
                               September 30,           September 30,
                                   2002                   2001



Net Income (Loss) - Net of Tax
                                     $(1,435,991)   $   247,955

Other Comprehensive (Loss) :


Unrealized gain (loss) on
securities                              (801,619)      (157,460)

Total Other Comprehensive (Loss)
                                        (801,619)      (157,460)

Comprehensive Income (Loss)
Before Income Taxes                  $  (801,619)   $  (157,460)
Income Taxes (Provision) / Benefit
Related to Items of Comprehensive
Income
                                         272,550         59,374
Comprehensive Income (Loss)
                                     $  (529,069)   $   (98,086)












                                         Three Months           Three Months
                                             Ended                  Ended
                                         September 30,          September 30,
                                             2002                   2001


Net Income (Loss) - Net of Tax
                                             $  26,182    $     15,979

Other Comprehensive (Loss) :


Unrealized gain (loss) on securities               (228,234)     (46,772)
                          ----------------------------------------------

Total Other Comprehensive (Loss)
                                                  (228,234)      (46,772)
                          ----------------------------------------

Comprehensive Income (Loss) Before Income Taxes   $(228,234)   $ (46,772)

Income Taxes (Provision) / Benefit
Related to Items of Comprehensive Income
                                         72,261                   7,016
                          ----------------------------------------------

Comprehensive Income (Loss)
                                      $(155,973)   $            (39,756)
                          ==============================================





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity

                                        Preferred   Preferred    Common
                                           Shares     Stock       Stock
 Balance, December 31, 1997                                          $2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share                                  13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                                   60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share                                 15,000
Common stock issued June 17, 1998
for note payable @ $.334 per share                                      30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share                                135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                               300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                                      375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per share                                     18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share                                    60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share                                       60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share                                 225,000

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                                            3,633,204


Balance, December 31, 1998                                            3,633,204







                                                      Additional       Stock
                                            Common     paid in      Subscription
                                            Stock      capital      receivable

Balance, December 31, 1997                $    2,340   $  634,656          $ -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13       14,105

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60       53,980
Common stock issued June 17, 1998
for securities valued @ $.084 per share           15        1,245

Common stock issued June 17, 1998
for note payable @ $.334 per share                30       10,150

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135       44,955

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300       99,900

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                375       62,375      (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share               19        6,044

Common stock issued December 31, 1998
for management fees @ $.334 per share             61       20,233

Common stock issued December 31, 1998
for note payable @ $.334 per share                60       20,142
Common stock issued December 31,1998
for securities valued @ $.206 per share          225       46,175
Contributed capital                            1,717
Net loss for the year ended
December 31,1998
Balance, December 31, 1998                     3,633    1,015,677      (62,500)






                                                       Comprehensive    Total
                                           Retained       Income
                                            Earnings     (Loss)


Balance, December 31, 1997                $  95,266          $ -    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share                                   14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                                    54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share                                   1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                                       10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share                                  45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                               100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                                           250

Common stock issued December 31, 1998
for note payable @ $.3234 per share                                       6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share                                     20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                                      20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share                                  46,400

Contributed capital                                                      1,717

Net loss for the year ended
December 31,1998                            (62,126)                  (62,126)

Balance, December 31, 1998                   33,140            -      989,950








                                        Preferred        Preferred     Common
                                          Shares          Stock        Shares




Recapitalization (Note 1)                                               526,672

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                   313,942

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                                     1,120,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share            700,000     700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share               150,000     150,000

Stock subscription receivable

Common stock issued December
1999 for cash @ $0.22 per share                                          320,000

Common stock issued December 1999
for management fees @ $0.06 per share                                   489,600

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999                   850,000     850,000   6,403,418

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                           72,000

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                       123,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                              72,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                                      1,463,302

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                                       36,583

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                                          200,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                                           288,000

Net loss for the year ended
December 31, 2000

Balance, December 31, 2000                   850,000     850,000   8,658,303









                                                      Additional      Stock
                                             Common   Paid in      Subscription
                                             Stock      Capital     receivable

Recapitalization (Note 1)                     3,633   1,015,677     (62,500)

Common stock issued March 15, 1999
for services valued @ $0.63 per share           527      33,369     (20,000)

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share              314     196,527

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share             1,120     698,880

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                                           20,000

Common stock issued December
1999 for cash @ $0.22 per share                 320      71,625

Common stock issued December 1999
for management fees @ $0.06 per share           489      38,886

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999                    6,403   2,044,991     (62,500)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                     72       4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share               123      17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                     72      35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                               1,463   1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                 37      35,083

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                   200      39,800

Stock issued on December 12, 2000
to Directors @ $0.24 a share                    288      67,392

Net loss for the year ended
December 31, 2000

Balance, December 31, 2000                    8,658   3,644,874     (62,500)










                                                   Comprehensive
                                        Retained    Income        Total
                                          Earnngs   (Loss)



Recapitalization (Note 1)                     33,140    -      989,950

Common stock issued March 15, 1999
for services valued @ $0.63 per share              -    -       13,923

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                 -    -      196,841

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                  -    -      700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common                -    -      700,000
stock valued @ $1.00 per share

Stock subscription receivable                      -    -      150,000

Common stock issued December
1999 for cash @ $0.22 per share                    -    -       20,000

Common stock issued December 1999
for management fees @ $0.06 per share              -    -       71,945

Net loss for the year ended
December 31, 1999                           (712,680)   -     (712,680)

Balance, December 31, 1999                  (679,540)   -    2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                       -    -        4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                  -    -       18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                       -    -       36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                    -    -    1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                   -    -       35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                      -    -       40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                       -    -       67,680

Net loss for the year ended
December 31, 2000                           (392,811)   -     (392,811)

Balance, December 31, 2000                (1,072,352)   -    3,368,680










                                              Preferred      Preferred    Common
                                                Shares         Stock      Shares


Balance, December 31, 2000                    850,000        850,000   8,658,303


Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                                       50,000

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                                          144,762

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                                       25,100

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                                          700,000

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                                        900,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                                            360,000

October 1, 2001 cancellation of
stock subscription                                                    (700,000)

Comprehensive (loss) December 31, 2001

Net loss for the year ended
December 31, 2001

Balance, December 31, 2001                    850,000        850,000  10,138,165


January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                                (1,463,302)

Comprehensive (loss) September 30, 2002

Net loss for the nine months ended
September 30, 2002

Balance, September 30, 2002               $   850,000    $   850,000 $ 8,674,863







                                                          Additional    Stock
                                              Common       Paid in  Subscription
                                                Stock      capital    receivable

Balance, December 31, 2000                       8,658      3,644,874   (62,500)


Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                50          8,450

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                    145         30,179

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                 25          3,715

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                    700        118,300  (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                  900         95,100

Stock issued on June 22, 2001
to Directors @ $0.03 a share                       360         10,440

October 1, 2001 cancellation of
stock subscription                                (700)      (118,300)   119,000

Comprehensive (loss) December 31, 2001

Net loss for the year ended
December 31, 2001

Balance, December 31, 2001                      10,138      3,792,758   (62,500)


January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share           (1,463)       (27,803)

Comprehensive (loss) September 30, 2002

Net loss for the nine months ended
September 30, 2002

Balance, September 30, 2002                $     8,675    $ 3,764,955  $(62,500)
















                                                        Comprehensive
                                          Retained      Income          Total
                                          Earnings       (loss)



Balance, December 31, 2000                  (1,072,352)        -      3,368,680


Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                  -         -          8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                      -         -         30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                  -         -          3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share               (119,000)        -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                    -         -         96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                         -         -         10,800

October 1, 2001 cancellation of
stock subscription                             119,000         -              -

Comprehensive (loss) December 31, 2001               -     (100,970)   (100,970)

Net loss for the year ended
December 31, 2001                               73,228         -         73,228

Balance, December 31, 2001                    (999,124)   (100,970)    3,490,302


January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                -         -        (29,266)

Comprehensive (loss) September 30, 2002              -    (529,069)    (529,069)

Net loss for the nine months ended
September 30, 2002                          (1,435,991)       -     (1,435,991)

Balance, September 30, 2002                $(2,435,115) $ (630,039)  $ 1,495,976



                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Cash Flows
         For the Nine and Three Months Ended September 30, 2002 and 2001


                                       Nine Months         Nine Months
                                         Ended               Ended
                                          2002                2001
  CASH FLOWS FROM OPERATING ACTIVITIES


Income (loss) from
operations                         $    (1,435,991) $      247,955

Depreciation & amortization
expense                                     33,022         61,759

(Increase) decrease in
accounts receivable                      1,848,238       (335,664)

(Increase) decrease in
advances                                     5,815         (4,840)

(Increase) decrease in
impound account                             (2,916)         3,565

(Increase) decrease income
tax benefit                               (231,980)       127,734

Increase (decrease) in
accounts payable                           (40,654)        20,694

Increase (decrease) in
assets held for sale                             -        355,344

Increase (decrease) in
security deposits                           (3,182)       (36,727)

Increase (decrease) in
loans payable                             (199,722)        19,108

Increase (decrease) in
salaries payable                            27,050              -

Increase (decrease) in
taxes payable                               (3,774)             -

Valuation of marketable
securities                                  28,944       (170,896)

Purchase of marketable
securities                                       -         (1,211)

Sale of marketable securities                    -        (52,216)

Loan fees                                    5,932         81,538

Common stock issued for services                 -        268,364
Net cash provided (used)
by operating activities                     30,782        584,507

CASH FLOWS FROM INVESTING ACTIVITIES


Disposal of fixed assets                   686,037      3,325,203

Purchase of fixed assets                    (7,750)    (1,117,409)


Net cash provided (used) by
investing activities                       678,287      2,207,794


CASH FLOWS FROM FINANCING ACTIVITIES


Change in line of credit                   (22,718)           882

Change in investment
property mortgage                                -         (4,203)
Change in investment in securities
available for sale                         164,335       (393,832)

Change in additional
paid-in capital                            (27,803)             -

Change in common stock                      (1,463)      (119,000)

Change in lease payable                          -           (224)

Change in notes and
mortgages payable                         (808,534)    (2,326,999)
Net cash provided (used) by
financing activities                      (696,183)    (2,843,376)

Net increase (decrease) in cash             12,886        (51,073)

Cash at beginning of period                 15,643         54,384

Cash at end of period                        28,529    $     3,310








Supplemental Cash Flow Disclosures:


Cash paid during year for interest     $   63,060            $   202,290$

Schedule of Non-Cash Activities


Loss on sale of Northwest
Medical Clinic, Inc.                   $1,542,394             $   -

Common stock issued for services         $      -            $  268,364

Common stock received for services      $  150,000           $  365,916

Common stock retired on the sale
of Northwest Medical Clinic, Inc.      $   29,266            -
















                                    Three Months        Three Months
                                        Ended                Ended
                                      September 30,        September 30,
                                         2002                2001
  CASH FLOWS FROM OPERATING ACTIVITIES


Income (loss) from operations            $  26,182       15,979

Depreciation & amortization
expense                                     12,164       12,933

(Increase) decrease in
accounts receivable                        207,738      (33,006)

(Increase) decrease in
advances                                     4,800       (3,390)

(Increase) decrease in
impound account                             (3,343)           -

(Increase) decrease income
tax benefit                                (67,641)       2,820

Increase (decrease) in
accounts payable                             3,142       38,703

Increase (decrease) in
assets held for sale                             -      355,344

Increase (decrease) in
security deposits                                -        1,863

Increase (decrease) in
loans payable                                    -        8,673

Increase (decrease) in
salaries payable                               900            -

Increase (decrease) in
taxes payable                                    -       (2,437)

Valuation of marketable
securities                                  69,085      350,473

Purchase of marketable
securities                                       -            -

Sale of marketable securities                    -           -

Loan fees                                    5,807       (2,500)

Common stock issued
for services                                     -            -
Net cash provided (used)
by operating activities                    258,834      390,111

CASH FLOWS FROM INVESTING ACTIVITIES


Disposal of fixed assets                     6,356            -

Purchase of fixed assets                         -      (44,409)
Net cash provided (used)
by investing activities                    (44,409)      28,471

CASH FLOWS FROM FINANCING ACTIVITIES


Change in line of credit                    (1,289)       3,327

Change in investment property mortgage           -            -

Change in investment in
securities available for sale                    -     (393,832)

Change in additional paid-in capital             -            -

Change in common stock                           -            -

Change in lease payable                          -            -

Change in notes and mortgages payable     (249,438)     (39,349)

Net cash provided (used) by
financing activities                      (250,727)    (429,854)

Net increase (decrease) in cash             14,463      (84,152)

Cash at beginning of period                 14,066       15,643

Cash at end of period
                                           $  28,529   $   3,310


Supplemental Cash Flow Disclosures:


Cash paid during year for interest       $  14,644    $  31,946

Schedule of Non-Cash Activities


Loss on sale of Northwest
Medical Clinic, Inc.                             -            -

Common stock issued for services              $  -       $    -

Common stock received for services           $   -    $  49,500

Common stock retired on the sale of
Northwest Medical Clinic, Inc.                   -            -















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

h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at September 30, 2002 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of notes, trusts, and mortgages payable in accordance with paragraph 11, 12, and 13 of SFAS 107.










NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.  Investments in Securities

Marketable securities at September 30, 2002 are classified and disclosed as trading securities under the requirements of SFAS No. 130. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income and expenses.

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

l.  Line of Credit

The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is an open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There is an outstanding balance of $7,360 as of September 30, 2002.










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


NOTE 3. TRUST DEEDS & MORTGAGES

                                Interest Rate      Debt         Maturity Date

       350 W. 9th Avenue       7.820 %          $ 736,535          12/08/26


                                                $ 736,535


The office building and apartment complex collateralize the above loans. The loan agreements provide for monthly payments of interest and principle.

The office building located at 350 W. 9th Avenue in Escondido, Ca. was purchased on June 11, 2001.

The total debt of $736,535 was recorded as follows: current portion (less than one year) of $30,000 and long-term portion (more than one year) of $706,535.

















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
                           September 30,           December 31,
                               2002                    2001

Land                            $   300,000    $   485,000
Buildings
                                    770,000      1,268,164
Equipment                             1,900         78,695
Computer                             20,396         20,438
Furniture                            16,188         13,312
Tenant Improvements                  34,570         35,685
                       -----------------------------------
                       -----------------------------------
                                $ 1,143,054    $ 1,901,294
Less Accumulated Depreciation       (60,486)      (107,417)
                       -----------------------------------
Net Property and Equipment      $ 1,082,568    $ 1,793,877
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

                           September 30,       September 30,
                                2002                 2001
Numerator income / (loss)      $(1,453,991)   $   247,955
Denominator weighed average
number of shares outstanding     8,674,863      9,463,684
                      ----------------------------------------

Basic gain / (loss) per share $    (0.15)         $   0.06


                                  September 30,       September 30,
                                      2002                 2001
                          ----------------------------------------
Numerator income / (loss)         $ (1,453,991)   $    247,955
Denominator weighed average
number of shares outstanding        10,374,863      11,163,684
                          ----------------------------------------
                          ----------------------------------------
Diluted gain / (loss) per share   $      (0.13)   $       0.04
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

At September 30, 2002 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                          September 30, 2002

Net tax Losses :
Net tax loss carryforwards    3,003,339
             --------------------------
Income Tax Benefit           $  774,689
             ==========================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. Net operating loss expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is not needed.

NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                     Accumulated other
       Unrealized gain (loss) on     comprehensive income
           securities                        (loss)

Beginning balance        $  (0(       $(100,970)

Current-period change    (707,960)    (467,254)
      ----------------------------------------
      ----------------------------------------
Ending Balance          $(707,960)   $(568,224)
      ========================================

Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.











NOTE 8.  MARKETABLE SECURITIES

At September 30, 2002, the Company held trading securities of the following companies:

                             Trading   Number of   Mkt. Price          FMV
                              Market    Shares    At Year End      At Year End

     Atlantic Syndication         otc      5,000    0.04
     First Genx.com               otc    100,750    0.25               25,188
     Merchant Park comm.          otc    411,000    0.01                4,110
     Mezzanine Capital            otc    107,000    0.03                3,210
     Millennium Plastics          otc     30,000    0.01                  300
     Nicholas Inv.                otc    919,853    0.03               25,996
     One Stop Sales               otc      5,000    2.00               10,000
     Pro Glass Technologies, Inc. otc    104,446    0.25               26,111
     VOIP Telecom                 otc      7,000    0.27                1,890

     Total                                                         $   96,805


The Company is in accordance with SFAS 130 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of September 30, 2002.
























NOTE 9.  INVESTMENTS IN NONMARKETABLE EQUITIES

At September 30, 2002, the Company held investments in the following companies:

                                     Number of    Value Price  FMV
                                     Shares     At Period End  At September 30,
                                                               2002

Advanced Interactive Inc.                  5,125      0.97    4,971
American Eagle Financial                  55,000      0.10    5,500
Atlantic & Pacific Guarantee           1,000,000      0.02   18,000
Beach Brew Beverage Company              625,000      0.02   17,500
Blue Gold                                125,000      0.01      125
Carrara                                  325,000      0.00      371
Heritage National Corporation            250,000      0.10   25,000
International Sports Marketing, Inc.     100,000      0.01    1,000
Love Calendar (Nevada)                   100,000      0.01    1,000
Love Calendar (Utah)                      25,000      1.00   25,000
Love Concepts                            100,000      0.01    1,000
Noble One                                 25,000      0.10    2,500
Quantum Companies                      1,030,290      0.01    9,370
Resume Junction                           20,000      0.10    2,000
Sterling Electronic Commerce             300,000      0.05   15,000
The Shops Network                          5,000      0.10      500
Trans Pacific Group                      100,000      0.01    1,000
Thunder Mountain                         100,000      0.01    1,000
                                         --------------------------

  Total                                                        $   130,838


The Company owns less than 5% in each of these companies with the exception of Quantum Companies. Quantum Companies is recorded on the equity method. The companies are nonmarketable equities and are recorded at cost. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $5.00 preferred stock of American Health Systems that was earned in 1998 because the business plan was not approved by the state of California. This was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses. As of September 30, 2002 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.







NOTE 10.  ACQUISITIONS

Triad Industries acquired Gam Properties and Miramar Road Associates, LLC on February 26, 1999. Both acquisitions were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Gam Properties Inc. is in the residential rental business. Triad Industries issued 1,120,000 shares of common stock, the stocks trading value was $.63 per share in the acquisition of Gam Properties. Gam Properties was valued at $700,000. Miramar Road Associates, LLC. is in the commercial rental business. Triad Industries issued 700,000 shares of $1.00 preferred stock in the acquisition of Miramar Road Associates. Therefore, the interest in Miramar Road Associates, LLC. was valued at $700,000. In September 2000, the Company absorbed a contingent liability on behalf of the old owner of Miramar for the remaining 1%. All shares issued for the acquisition of Gam Properties and Miramar Road Associates were valued at market price.

Triad Industries acquired HRM for 526,672 shares of common stock in conjunction with a recapitalization of the Company.

On May 27, 2001, Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and that from Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 900,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc. All shares issued for the acquisition of Corporate Capital Formation, Inc. was valued at market price.

The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.

NOTE 11.  STOCK TRANSACTIONS

Transactions, other than employeees stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever measure is deemed more realizable.
As of January 1, 1998 there were 2,339,529 shares of common stock outstanding. On June 1998, the Company issued 13,200 shares of common stock valued at $1.07 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.


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





NOTE 11.  STOCK TRANSACTIONS (CONTINUED)

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

As of September 30, 2002 the Company had 8,674,863 shares of common stock issued and outstanding.


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

As of September 30, 2002 there were no stock options issued or outstanding.


NOTE 14. DISCONTINUED OPERATIONS

Northwest Medical Clinic, Inc.

Effective January 1, 2002, Northwest Medical Clinic, Inc. division was sold. The following is a summary of the loss from discontinued operation resulting from the sale of Northwest Medical Clinic, Inc. No tax benefit has been attributed to the discontinued operation.

                              For the Three Months Ended September 30,
                                          2002          2001

REVENUES                            $         0    $   266,117

OPERATING EXPENSES
Costs of sales                                0         88,739
General & administrative                      0        138,276
                   -------------------------------------------
                   -------------------------------------------
Total Operating Expenses

Income from Operations                        0         39,102

Other Income & (Expenses)
Interests expense                             0            965
                   -------------------------------------------
                   -------------------------------------------
Total Income & (Expenses)                     0            965
                   -------------------------------------------
                   -------------------------------------------

NET INCOME BEFORE TAXES             $         0    $    38,137

INCOME TAXES                                  0              0
                   -------------------------------------------
                                  ----------------------------

Loss from Discontinued Operations   $(1,542,394)   $         0
                   ===========================================

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













                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of September 30, 2002 the Company has $1,174,913 in total current assets compared to total current assets of $3,245,538 as of December 31, 2001. The major factor in the reduction of current assets was the sale of the Northwest Medical Clinic division, which when comparing the current assets Northwest Medical Clinic had $ 1,633,083 in trade receivables as of December 31, 2001. Also contributing to this decrease is a sharp decline in the value of the marketable securities the Company holds. As of September 30, 2002 the Company holds $96,805 in marketable securities compared to $561,159 as of December 31, 2002. As of September 30, 2002 the current assets were comprised of $28,529 in cash, $229,306 in accounts receivable, $96,805 in marketable securities, $13,740 in tax impound accounts, and $806,533 in deferred tax benefits.

     As of September 30, 2002 the Company has $172,370 in total current liabilities compared to $551,109 as of December 31, 2001. Accounts payable decreased $39,651 mostly due to the sale of Northwest Medical Clinic. Loans payable decreased by $199,722 predominately for the same reason. Salaries payable increased by $27,050 because the management of Corporate Capital Formation, Inc. chose to defer part of their salaries while the financial services sector increases sales. Security deposits payable and the current portion of mortgages payable were both off sharply due to the Company selling the last two of its residential real estate holdings in the first quarter of 2002.


Results of Operations

     For the three months ending September 30, 2002 the Company had income from continuing operations after tax in the amount of $26,182 compared to income from continuing operations after tax in the amount of $15,979 for the same period of 2001. This includes $12,164 in depreciation and amortization expense compared to $12,933 for the same period of 2001. Administrative expenses also decreased $229,706 for the third quarter of 2002 compared to the same period of 2001. This decrease is predominately caused by the sale of the Northwest Medical Clinic. There was a sharp drop in interest expense in the third quarter of 2002. Interest expense dropped from $31,946 for the three months ended September 30, 2001 to $14,644 for the three months ended September 30, 2002. This is due to the Company divesting of almost all of the real properties it held. The Company also had a net loss on the sale of marketable securities of $10,524 for the three months ended September 30, 2002 compared to a net gain of $21,063 for the same period the year before. This can be attributed to the overall performance of the stock market. For the three months ended September 30, 2002 the Company had net income of $26,182.

     The Company had revenues of $138,870 for the three months ended September 30, 2002 compared with $431,114 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries. The Companys commercial real property is 100% occupied.

     For the nine months ending September 30, 2002 the Company had a net income from continuing operations after tax effects in the amount of $106,403 compared to net income from continuing operations after tax effects of $247,955 for the same period of 2001. This includes $9,895 in bad debt expense compared to $216,159 for the same period of 2001. Bad Debt expense decreased significantly due to the sale of Northwest Medical Clinic, Inc. Administrative expenses also decreased $1,125,145 for the six months ended June 30, 2002 compared to the same period of 2001. This decrease is also predominately caused by the sale of the Northwest Medical Clinic. Depreciation and Amortization was almost cut in half for the nine months ended September 30, 2002 to $33,022. This is due to the Company divesting of most of its real properties. The Company had a net gain on the sale of disposable assets in the amount of $93,283 for the six months ended June 30, 2002 compared to a net gain on the sale of disposable assets of $614,372 for the same period of 2001. The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc. For the nine months ended September 30, 2002 the Company had a net loss of $1,435,991.

     The Company had revenues of $511,070 for the nine months ended September 30, 2002 compared with $1,679,410 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries.



The Company functions in two sectors: financial services and real estate.

                                                   Nine Months Ending
                                                                September 30,
                                                            2002          2001

Financial Services                                       $  405,752   $  560,782
Real Estate                                                 105,318      325,252
Medical Services*                                                 -      793,377

Total                                                    $  511,070   $1,679,410

*Northwest Medical Clinic was sold on January 1, 2002.

For the three months ended September 30, 2002 the Financial Services sector was slightly off when compared to the same period of 2001. Financial Services revenue decreased approximately $16,500 when comparing the third quarter of 2002 to the same period of 2001. In the opinion of management this was due to further deteriorating financial markets. These deteriorating financial markets made liquidity very difficult on small companies who are the primary clients of the financial services sector. Operating costs in this sector remained fairly constant except for an approximate decrease of $30,000 in salaries and wages due to the downsizing of the office of Corporate Capital Formation, Inc.

     For the three months ended September 30, 2002 the real estate sector remained strong. The commercial building owned by the real estate sector is 100% occupied. Rental revenue for the three months ended September 30, 2002 were $38,050 compared to $48,226 for the same period the year before. The reason for the decrease in rental revenues stems from the Company selling the final remaining properties from the Gam Properties, Inc. division. Last year at this time the Company held residential and commercial property. Currently, the Company is only holding one commercial building. Other than the decrease in operating costs due to the sale of the final units in the Gam Properties, Inc. division operational costs remained fairly constant.
     For the nine months ended September 30, 2002 the Financial Services sector was off approximately 20%. In the opinion of management this was due to further deteriorating financial markets. These deteriorating financial markets made liquidity very difficult on small companies who are the primary clients of the financial services sector. Once again operating costs remained fairly constant. The Financial Services sector did experience a net loss on the sale of marketable securities in the amount of $20,654 compared to a gain on the sale of marketable securities of $38,407 for the same period of 2001.
     For the nine months ended September 30, 2002 rental revenues for the properties that were still held by the Company when compared to the same period the year before were increased. This is due to the fact that when the commercial property was purchased there were several vacancies. The commercial property is currently 100% occupied. As stated prior the last remaining Gam Properties, Inc. properties were disposed of this year. Those properties were also 100% occupied at the time of sale. Operational costs related to the real estate division of the Company remained fairly constant.


Net Operating Loss

     The Company has accumulated approximately $2,435,115 of net operating loss carryforwards as of September 30, 2002, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2001 in the amount of $574,553 and for the nine months ended September 30, 2002 in the amount of $806,533.

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

                                           ITEM 2. CHANGES IN SECURITIES
         None.




                                       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                                             ITEM 5. OTHER INFORMATION

         None

                                        ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.
b.       Reports on Form 8K
                  None.
         b.       Form 10QSB filed by reference on August 21, 2002.






                                   SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  INDUSTRIES, INC.


Dated: September 15, 2002
                                                By:/S/ Linda Bryson
                                                       Linda Bryson
                                                        President, Director




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

Dated: September 15, 2002