Form 10KSB
period 2002-12-31
TRIAD INDUSTRIES INC
filed 2003-04-14
CIK 1092105

Securities and Exchange Commission Washington, DC 20549

     FORM 10-KSB

     x   Annual Report pursuant to Section 13 or 15(D) of the Securities
 Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2002
                                       Or
         Transition Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
                                (No Fee Required)
                         Commission File Number: 0-28580

                             Triad Industries, Inc.
             (Exact Name of Registrant as specified in its charter)

                  Nevada                             88-0422528
(State or other jurisdiction
f incorporation or organization)         (IRS Employer Identification Number)

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

x YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $45,314 based upon a $.005 per share trading price on January 2, 2003.

     Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

 Common Stock                      10,074,863 Shares Outstanding
 $0.001 par value                    as of December 31, 2002

                       Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Companys definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):  X      Yes      No
             The issuers revenues for its most recent year were $651,308.























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

On March 15, 1999 at a Special Meeting of the Shareholders HRM (1) reversed its common stock on a one for ten(1:10) basis from 5,256,716 to 526,672 shares outstanding. Also at the Special Meeting of Shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of HRM post split common stock and 700,000 shares of $1.00 preferred stock. (Gam Properties and Miramar Road became subsidiaries of RB Capital on February 26, 1999. RB Capital & Equities had a note payable to American Health Systems, Inc., for $1.4 million for these subsidiaries. This note was retired by issuance of 700,000 $1.00 preferred shares and 373,333 shares of pre split common stock to American Health Systems, Inc. for the above mentioned note.) RB Capital and Equities was a non-trading publicly owned company. The company has approximately 400 shareholders. The only significant shareholder was American Health Systems, Inc. who owned 373,333 (23.5%) of common shares before the merger and 1,120,000 (17.5%) of common shares after the merger. The 700,000 shares of preferred stock that were issued to American Health Systems, Inc. was for a note payable for the 99% interest RB Capital had acquired in Miramar Road Associates on February 28, 1999. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital controlled HRM after the acquisition. Therefore, RB Capital is treated as the acquiring entity for accounting purposes and HRM is the surviving entity for legal purposes.

     On March 15,1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc.

     In September of 1999 Triad Industries acquired the unowned 1% interest in Miramar Road Associates, for cash.

     On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. The certain assets, subject to certain liabilities were all acquired in separate transactions. The certain assets, subject to certain liabilities were simultaneously placed in a newly capitalized Corporation named Northwest Medical Clinic, Inc. Although the prior operating name was used, it should be noted that the purpose of this acquisition was to use the Companys public status to raise funds through the sale of common stock to be able to inject capital into the medical clinic to change its direction. The personal injury sector that the clinic had historically performed was no longer a profitable due to several factors. The main factors were the length of time to collect on an outstanding balance from the insurance providers, and the litigious nature of insurance claims. The operators of the clinic had determined that they must change the services they provided in order to remain in business. However, the clinic did not have the access to sufficient capital to change direction. The Company determined that they would acquire certain assets, subject to certain liabilities from three entities to capitalize a medical division balance sheet (operating under the name Northwest Medical Clinic Inc), then, immediately inject sufficient capital to change the clinic direction in order for it to be viable.

         The assets acquired in the transaction was cash of $1,731, equipment of $46,125 and $1,512,850 (net of allowance for uncollectible accounts) in accounts receivable. The major liabilities acquired were notes and accounts payable in the amount of $135,749. 1,463,302 shares of common stock were issued at $.96 per share for a total of $1,401,018. The shares were issued under Section 4(2) of the 1933 Securities Act and were issued as restricted securities.

     The  transaction was accounted for as a purchase in accordance with APB No.
16. There were no material relationships between the shareholders of Northwest Medical Clinic, Inc., and any of the Companys affiliates, officers or directors.

     The assets subject to the liabilities of Northwest Medical Clinic, Inc., were purchased from shareholders.

     On June 6, 2001 Triad acquired 100% of the outstanding common stock of Corporate Capital Formation, Inc. a Nevada corporation, in exchange for 900,000 shares of common stock. The transaction was valued $96,000. In accordance with regulation SB 310, the Company was not required to provide pro forma statements or two years of prior audits.

     On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $.96 per share at the time of the acquisition, to $.02 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     As of December 31, 2002 the Company had 10,074,863 shares of $.001 par value common stock outstanding and 150,000 shares of $1.00 preferred stock outstanding.

Subsidiaries

         Triad owns four subsidiaries on a wholly owned basis:

     1- RB Capital and Equities, Inc., a Nevada corporation, is a financial service corporation that operates a merger and acquisition consulting business. The company does corporate filings and capital reorganization business for small emerging private and public client corporations. 100% owned.

     2- Miramar Road Associates, LLC. a California Limited Liability Company, The LLC. sold its only holding which was a 51,000 square foot commercial center located at 6920 Miramar Road, San Diego, CA 92121. In May of 2001, the Company closed the sale of its Miramar property for $3,950,000 and paid off $3,000,000 mortgage debt on the property. After paying off the mortgage debt, closing costs and sales commission the Company netted $488,000 from the sale of the property. Therefore, for all intents and purposes Miramar Road and Associates is currently inactive. 100% owned.

     3- Healthcare Resource Management, Inc., a Nevada corporation. Presently inactive.

     4- Corporate Capital Formation, Inc., a Nevada Corporation, is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filings, capital reorganizations and resident agent services for small and emerging private or public companies. 100% owned.

     It should be noted that during the fourth quarter of 2001 the company consolidated Gam Properties, Inc. a subsidiary into the parent holding company Triad Industries, Inc. Therefore, Triad Industries Inc., is no longer a holding company and has business activities of its own.

     During 2002, Triad Industries, Inc. sold the residential real estate that it had acquired from consolidating Gam Properties, Inc.

     However, the Company still operates a 12,134 square foot commercial property located at 350 W. Ninth Avenue, Escondido, CA 92025.


Services and Operations

         Triad Industries, Inc.     Parent Company.
         Triad owns and operates a commercial property in San Diego County California.

     350 W. Ninth Street, Escondido, California. This property consists of an 12,134 square foot commercial building. There are a total of eleven tenants as of December 31, 2002 including RB Capital & Equities (a subsidiary of Triad Industries, Inc.).

     RB Capital & Equities, Inc. 100% owned The Company is in the merger and acquisition consulting business. In the financial services area the firm prepares S-1, SB2, S-4, and S-18, Registration Statements, 15c2-11 filings, Regulation D 504, 505, and 506 Private Placement memorandums with regulatory filings, and other SEC reports such as Form 10 and Form 10SB, 8K and related filings. In addition the Company prepares Plan of Reorganization for Internal Revenue Code, Rule 368 (a)(1)(a), 369(a)(1)(b) and 369c (a)(1)(c) for business combinations. The firm also prepares and files Articles of Incorporation, By Laws, Officer and Director filings, State reports, business plans, and does general accounting for client firms. The Company arranges for independent auditing and legal services to be performed for clients. The Company does not share fees with other professionals. The Company functions in the Public Relations areas including, but not limited to shareholder letters, corporate profiles, press releases based on client information.

     Miramar  Road  Associates,LLC.  100% owned.  California  Limited  Liability
Company. The LLC. sold its only holding which was a 51,000 square foot commercial center located at 6920 Miramar Road, San Diego, CA 92121. In May of 2001, the Company closed the sale of its Miramar property for $3,950,000 and paid off $3,000,000 mortgage debt on the property. After paying off the mortgage debt, closing costs and sales commission the Company netted $488,000 from the sale of the property. Therefore, for all intents and purposes Miramar Road and Associates is currently inactive.


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

Employees

     Including its officers and directors the consolidated operations employ 4 full time employees. There are four full time employees in the financial services sector (RB Capital & Equities, Inc. and Corporate Capital Formation, Inc.). One employee from the financial services sector handles the real estate properties. This one employee devotes time on a as needed basis for the commercial real estate operation. The companies also use independent consultants for a variety of tasks.

Item 2.  Description of Property

     Triad Industries, Inc., and RB Capital & Equities, Inc., occupies approximately 1645 square feet of general office space at 350 W. Ninth St, Escondido, CA 92025. Triad Industries, Inc. owns the building. The building is approximately 12,134 square feet, of this 10,484 is rented to others on a month to month basis.

     Corporate Capital Formation, Inc. uses a 100 square foot office located at 2724 Otter Creek Ct. #101, Las Vegas, NV 891117, which is provided by its President.

     The  table  below  illustrates  the  purchase  price,  mortgages,   equity,
annualized rental income and occupancy of the commercial property owned by Triad Industries, Inc. as of December 31, 2002.

                    Purchase                Interest                    Rental
Property            Price      Mortgage      Rate          Equity      Income
 350 W. Ninth St.    $1,070,000  $ 734,808   7.82%        $335,192    $150,144
100% Occupied
11 tenants


     Five tenants: (1) Manitou Engineering, (2) RB Capital & Equities, Inc., (3) Embience (4) Sullivan Construction and (5) SCI CA Funerals occupy 70% of the building and contribute 67% of the rental revenue with 6 other tenants renting the rest of the building.


     The Balboa-Hornblend property sold for $391,500 and closed on January 30, 2002. The property had a cost of $386,350, for a net gain on the sale of the asset of $5,150.The Grand Avenue property sold for $350,000 and closed on March 31, 2002. The Grand Avenue property had a cost of $261,867, for a net gain on the sale of the asset of $88,133.

     In regards to the Companys real estate holdings there are no limitations, which have been set by the Companys management as to any limitations on the percentage of assets, which maybe invested into any one investment, or type of investment. This policy may be changed without a vote of the companys shareholders. It is the intent of the Company to acquire these properties primarily for capital appreciation.

     In the opinion of management, the property the Company owns is adequately covered by insurance and in excellent rental condition.

Commercial Property Held by Triad Industries, Inc.

     The company owns a twelve thousand, one hundred and sixty four square foot commercial building located at 350 West Ninth Avenue, San Diego, California 92025. There are nine tenants leased on a standard commercial basis, all others are month to month. There are eight tenants who occupy the building. There are 5 material tenants that occupy 8,557 square feet or 70% of the building and contribute to 67% of the rental income per month.

         Tenant             Square Footage    Annual Rent    Lease Exp. Date
Manitou Engineering                   3,497      $48,192      no lease
RB Capital & Equities, Inc*           1,645            -      no lease
Embience                              1,375       21,648      9/01/03
Sullivan Construction                 1,020       13,464      2/01/03
SCI CA Funerals                       1,020       16,692      7/31/03

     * RB Capital & Equities, Inc. is a subsidiary of Triad Industries, Inc and does not pay rent.

         Projected Annual Income    $150,144
         Projected Service Fees (loans)    68,316
         Taxes                                  13,380
         Rental Rate Per Square Foot        $      1.03




                                            Mortgages

                  Interest Rate   Principal    Note Due Date      Mo. Payment
First Trust Deed    7.82%      $  744,055       6/11/2026             $5,693

     Five tenants: (1) Manitou Engineering, (2) RB Capital & Equities, Inc., (3) Embience (4) Sullivan Construction and (5) SCI CA Funerals occupy 70% of the building and contribute 67% of the rental revenue with 6 other tenants renting the rest of the building.

The table below sets forth the lease expirations of the commercial property for the next ten years*.

         Year    # of Tenants        Sq. Feet       Annual Rent % of Annual Rent

         2003            8            9,009               129,834            86
         2004            2             1,532               20,310            14


     * Table does not include RB Capital & Equities, Inc. because they do not pay rent. Tenants who pay month to month will be considered to have their lease expire in the next year. Therefore, there will be ten tenants represented in the chart above.

     In regards to the Companies real estate holdings there are no limitations, which have been set by the companys management as to any limitations on the percentage of assets that maybe invested into any one investment, or type of investment. This policy may be changed without a vote of the companys shareholders. It is the intent of the Company to acquire these properties primarily for capital appreciation.

     In the opinion of management all the properties the Company owns are adequately covered by insurance and are in excellent rental condition.

     Triad Industries Inc, is not experiencing heavy competition due to the low commercial vacancy rate in San Diego. It should be noted that there are no vacancies in the commercial property the Company owns.

     The Triad Industries building is depreciated. The federal tax basis for this depreciation is $1,070,000, the federal tax rate for depreciation is .017, and the depreciation method used is MACRS (Modified Accelerated Cost Recovery System). The useful life of the property is deemed to be 31.5 years for tax purposes.


Item 3.  Legal Proceedings

     The Company is not a part of any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to Vote of Security Holders

         There were no matters voted on this year by the shareholders.

                                     Part II

Item 5.  Market for Registrants Common Equity and Related Matters

     The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TRDD. The company stock has, during the fiscal year ending December 31, 2002, traded between $.005 and $.08 per share. The number of shares of record of common stock, $.001 par value, of the Company was 10,074,863 as of December 31, 2002. The Company has not yet adopted any policy regarding payment of dividends. It should be noted that the Company declared a one for twenty stock split, which was effective on February 28, 2003.

     The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:

                           Low              High
Qtr Ended 3-31-00          $.09             $.30
Qtr Ended 6-30-00          $.01             $.09
Qtr Ended 9-30-00          $.01             $.09
Qtr Ended 12-31-00         $.01             $.06
Qtr Ended 3-31-01          $.005            $.02
Qtr Ended 6-30-01          $.01             $.08
Qtr Ended 9-30-01          $.01             $ 03
Qtr Ended 12-31-01         $.005            $.03

     As of December 31, 2002, the Company has issued and outstanding 10,074,863 shares of common stock outstanding to 499 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

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

         Dividends

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

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

     On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. Total consideration received was $1,401,018.

     On June 30, 2000 the Company also issued 36,583 shares of common stock at $.96 per share, to Donner Investment Corp. as a finders fee for the above transaction. Total consideration paid was $35,120.

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

     On June 22, 2001 the Company issued 360,000 shares of common stock collectively to directors shares to directors for services rendered at $.03 per share for services rendered in the amount of $10,800.

     On, October 1, 2001 the company retired the stock subscription receivable that was issued on March 1, 2001. The 700,000 shares that were issued were cancelled and the stock subscription receivable was retired.

     On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the 1,463,302 shares of common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $.96 per share at the time of the acquisition, to $.02 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     On October 15, 2002 American Health Systems, Inc. converted on a two for one basis 700,000 shares of preferred stock it had held. Therefore, the Company issued 1,400,000 shares of common stock for this conversion.

     All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of December 31, 2002 the Company has a total of 10,074,863 shares of common stock outstanding.

     It should be noted that the Company declared a one for twenty stock split, which was effective on February 28, 2003.

Description of Securities

     All shares of Common Stock have equal rights and privileges with respect voting liquidation and dividend rights. All shares of Common Stock entitle the holder thereof to (i) one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders; (ii) to participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and (iii) to participate pro rata in any distribution of assets available for distribution upon liquidation of the Company. Stockholders of the Company have no preemptive rights to acquire additional shares of Common Stock or any other securities. The Common Stock is not subject to redemption and carries no subscription or conversion rights. All outstanding shares of Common Stock are fully paid and non-assessable. There are no provisions in Triad Industries, Inc., charter or bylaws that would prevent, delay or defer a change in control.

     As of December 31,2002, there are no warrants outstanding. The only convertible securities that are outstanding consist of 150,000 shares of preferred stock, which convert on a two for one basis. It should be noted that in conjunction with the Companys one for twenty reversal, after February 28, 2003, there will be only 7,500 preferred shares outstanding.

     o common stock has been proposed to be offered publicly by the Company.

     The preferred stock is (1) non- voting stock, (2) convertible at the second anniversary from issuance on a two for one (2:1) basis to common stock, (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.





Dividend Policy

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Companys results of operations as of the years ended December 31, 2002 and 2001. The Company consolidates the operations of RB Capital and Equities, Inc., Corporate Capital Formation, Inc., (financial services sector), and Triad Industries, Inc. (real estate sector).

     On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $.96 per share at the time of the acquisition, to $.02 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     Triad Industries, Inc. operates the commercial building. Overall the real estate sector 100% occupancy from its commercial property.

     RB Capital & Equities Inc, and Corporate Capital Formations, inc. had weak revenues when compared to the prior year. Management attributes this to a further softening stock market and investors looking for more secure investments than equities. This affects RB Capital & Equities, Inc. and Corporate Capital Formations, Inc. greatly, due to the fact that the Company derives its revenues from performing consulting work for companies that wish to soon trade publicly and derive their operating capital from public investment. In the opinion of management, a downtrodden stock market, a decrease in initial public offerings, and the public keeping their money out of equities all had a negative affect on RB Capital & Equities, Inc.

     The Company does not expect to purchase any significant equipment during the next twelve months.

     Management does not intend to hire additional employees; the only hiring would be to replace a vacated position. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.



Results of Operations

     Revenues totaled $651,308 as of December 31, 2002 compared to $1,950,308 as of December 31, 2001; this is a decrease of approximately 67%. The decrease can largely be explained by the sale back of Northwest Medical Clinic, Inc., Amerimed, and Florimed. The sale of the last two residential rental properties the Company held during the first quarter of 2002 also attributed to this decrease. Further contributing to the decrease in revenues was the poor performance of the financial services sector.

         Revenue for the years ended December 31, 2002 and 2001 by sectors

                          2002                       2001

RB Capital            $       400,645  $        502,561
Miramar Road **                -               218,818
Northwest Medical*          -                       1,077,210
Corporate Capital Formation     64,760           63,250
Triad Industries, Inc.        185,905             88,470

*Triad Industries, Inc. sold Northwest Medical Clinic January 1, 2002.
     ** Miramar Road Associates sold their commercial building in May of 2001.

For the year ended December 31, 2002 the Company had net income from continuing operations of $137,593 compared net income from continuing operations of $56,249 for the same period of 2001. The Company did have a loss from discontinued operations of $1,542,394. This was due to Northwest Medical Clinic, Inc. being sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $.96 per share at the time of the acquisition, to $.02 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation. For the year ended December 31, 2002 the Company had a net loss of $1,404,801 compared to net income of $56,249 for the same period the year before.

     Revenues totaled $651,308 as of December 31, 2002 compared to $1,950,308 as of December 31, 2001; this is a decrease of approximately 67%. The decrease can largely be explained by the sale back of Northwest Medical Clinic, Inc., Amerimed, and Florimed. The sale of the last two residential rental properties the Company held during the first quarter of 2002 also attributed to this decrease. Further contributing to the decrease in revenues was the poor performance of the financial services sector. The major factor contributing to the drop in revenues for the financial services sector was the amount of common stock received for services. For the year ended December 31, 2002 the Company recognized $150,000 in common stock received for services, compared to $365,916 for the same period the year before. Corporate Capital Formation, had revenues comparable to the year before. However, in 2001, the Company owned Corporate Capital for only six months. Corporate Capital Formation Inc., attributes the lack of revenues do to weak financial markets. A large majority of Corporate Capital Formations, Inc. clients rely on public funding to operate, due to poor economic conditions public funding was difficult to come by for their clients. Rental revenues dropped $168,526 due to the sale of the Miramar Road property and purchasing a smaller building with less rentable square footage. The sale of the last two residential rental properties the Company held during the first quarter of 2002 also attributed to this decrease.

     The decrease in the net operating loss can be attributed to several factors. There was a $40,506 decrease in Depreciation and Amortization, which can mostly again be attributed to the Miramar Road sale which was on the Companys books for about half of last year. The Company also had gains on the sale of assets in the amount of $93,283 for the year ended December 31, 2002. The Balboa-Hornblend property sold for $391,500 and closed on January 30, 2002. The property had a cost of $386,350, for a net gain on the sale of the asset of $5,150. The Grand Avenue property sold for $350,000 and closed on March 31, 2002. The Grand Avenue property had a cost of $261,867, for a net gain on the sale of the asset of $88,133. General and Administrative costs decreased $1,172,875 from 2001 to 2002 mostly due to the sale of Northwest Medical Clinic, Inc. It should be noted that costs of sales and general and administrative costs decreased proportionately to the Companys decreased revenues. The Company realized a gain of $106,366 from the sale of securities compared to $27,703 in the prior year. Management does not attribute this increase to any single factor, except that for the year ended December 31, 2001 was substantially lower than in past years.

     Bad Debt also decreased significantly from $545,638 for fiscal 2001 to $55,504 for fiscal 2002. The reason for the decrease in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic, which was sold on January 1, 2002.

     Interest expense also decreased from $192,786 for the year ended December 31, 2001 to $75,758 for the year ended December 31, 2002. This can also be attributed to the Miramar Road Sale and the disposition of the residential real estate properties.


                                                       Income Statement Summary
                                                              December 31

                                            2002          2001

Revenues                                    651,308     1,950,308

Total Operating Costs                       537,832     2,314,566

Income (Loss) from Operation                113,476      (364,258)

Other Income/ (Expense)                      84,800       432,590

Net Gain / (Loss) Before Taxes              198,276        68,332







                        FINANCIAL INFORMATION RELATING TO
                        INDUSTRY SEGEMENTS AND CLASSES OF
                              PRODUCTS OR SERVICES

                                                       YEAR
                                            2000        2001            2002

Sales to unaffiliated customers:
Miramar Road Associates, LLC. * /
Triad Industries, Inc.
Commercial Real Estate Rental Revenue       593,483       235,008       130,662
Gam Properties, Inc.                                                          *
Residential Real Estate Rental Revenue      116,069        71,880         7,700
RB Capital and Equities, Inc. /
Corporate Capital Formation, Inc.
Financial Service Revenue                   423,405       566,211       512,946
HRM / Northwest Medical**
Healthcare Revenue (HRM inactive)           650,717     1,077,209             -

Intersegment Sales
Miramar Road Associates, LLC.                     -             -             -
Gam Properties, Inc.                              -             -             -
RB Capital and Equities, Inc.                     -             -             -
Triad Industries, Inc.                            -             -             -
HRM                                               -             -             -
Northwest Medical Clinic, Inc.                    -             -             -
Corporate Capital Formation, Inc.

Operating Profit/Loss
Miramar Road Associates, LLC.               211,861      (622,364)            -
Gam Properties, Inc.                         15,257             -             -
RB Capital and Equities, Inc.               (64,598)     (275,909)      161,846
Triad Industries, Inc.                     (218,492)     (117,606)      (32,909)
HRM                                            (355)            -             -
Northwest Medical                           (21,831)      128,263             -
Corporate Capital Formation, Inc.                 -       (28,460)      (15,462)

Identifiable Assets
Miramar Road Associates, LLC.             3,783,450             -             -
Gam Properties, Inc.                      1,035,299             -             -
RB Capital and Equities, Inc.               582,973       804,334       190,611
Triad Industries, Inc.                      601,522     2,760,124     1,949,965
HRM                                           3,026         3,026         3,028
Northwest Medial Clinic, Inc.             1,632,711     1,697,909             -
Corporate Capital Formation, Inc.                 -       170,178       113,525


*        Miramar Road Associates sold their commercial building in May of 2001.
**       Triad sold the last two residential properties it owned in the first quarter of 2002.
***      Northwest Medical Clinic, Inc. sold on January 1, 2002.
****     Corporate Capital Formation, Inc. was acquired on June 6, 2001.


     RB Capital and Equities, Inc. had an operating profit of $161,846 compared to an operating profit of $275,909. There was an decrease of approximately $102,000 in consulting revenues from this financial services subsidiary. The main contributing factor was for the year ended December 31, 2002 the Company recognized $150,000 in common stock received for services, compared to $365,916 for the same period the year before. Rental expense decreased $23,016 due to the Company using office space provided by Triad Industries, Inc. Salary expense also decreased by about $104,580. This is due to the Company further down sizing, due to a down economy. However, in comparison operating costs for the most part remained constant except for those disclosed above.

     Corporate Capital Formation, Inc, had a net operating loss of $15,462, compared to a net operating loss of $28,460 for the year before. Corporate Capital Formation, Inc., had revenues comparable to the year before. However, in 2001, the Company owned Corporate Capital for only six months. Corporate Capital Formation Inc., attributes the lack of revenues do to weak financial markets. A large majority of Corporate Capital Formations, Inc. clients rely on public funding to operate, due to poor economic conditions public funding was difficult to come by for their clients. In conjunction with revenue being approximately half of the year before, operating expenses also followed the same trend. Salary expense was the only material item to change in comparison of Corporate Capital Formation, Inc. general and administrative expenses. Salary expense decreased approximately $50,000 when comparing December 31, 2002, to the same period of 2001.

     Triad Industries, Inc. the parent company had an operating loss of $(32,909) compares to an operating loss of ($117,606) for the same period of 2001. It is difficult to present comparative information for Triad Industries, Inc. This is due to the fact that the main operation of the parent Company is the 350 West Ninth Avenue building, which was acquired in the middle of 2001. The operating costs of the building are for the most part fixed, except for miscellaneous maintenance items, which occur from time to time. Triad Industries, Inc. did have higher revenues due to having the commercial property holding for the entire year of 2002 when compared to 2001. Administrative and general costs of the parent company have also remained fairly steady in terms of year to year comparison.


Recent Accounting Pronouncements

     SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64),
Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting
for  Leases,   to  eliminate  an  inconsistency   between  the  accounting  for
sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The implementation of SFAS 145 did not have a material effect on the financial statements.

     SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The implementation of SFAS 146 did not have a material effect on the financial statements.

     SFAS  No.  147 -- In  October  2002,  the FASB  issued  Statement  No.  147
Acquisitions  of  Certain  Financial   Institutions    an  amendment  of  FASB
Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The implementation of SFAS 147 did not have a material effect on the financial statements.

     SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

Inflation

     In the opinion of management, inflation will not have a material effect on the operations of Triad Industries Inc.

Liquidity and Capital Resources

     The Company has approximately a 3.5:1 current ratio. As of December 31, 2002 the Company has $1,003,938 in current assets compared to $3,962,052 for the same period of 2001. For the year ended December 31, 2002 cash increased $4,189, accounts receivable decreased $362,140, advanced expenses decreased $ 5,815, marketable securities decreased $504,158, and assets held for sale decreased
$716,514 due to the sale of the last two residential properties. Accounts receivable from the medical clinic decreased $1,633,083 due to the sale of the medical assets and liabilities to its former owners. Current liabilities decreased from $1,100,109 for the year ended December 31, 2001 to $300,173 for the year ended December 31, 2002. The major factor related to this change was a $549,000 decrease in current notes payable on real estate, due to the sale of the available for sale properties. The outstanding balance on the RB Capital line of credit also decreased by about $23,000. Other significant decreases in liabilities included a $48,639 decrease in accounts payable and a $172,302 decrease in loans payable.


                              Balance Sheet Summary
                                   December 31

                                                  2002                     2001

Total Current Assets                                 1,003,938         3,962,052
Property (net)                                       1,074,900         1,077,363

Total Assets                                         2,257,129         5,435,571

Current Liabilities                                    300,173         1,100,109

Long Term Liabilities                                  583,898           845,159

Total Liabilities                                      884,071         1,945,268

Total Stockholders Equity                            1,373,058         3,490,302

Total Liabilities and
Stockholders Equity                                  2,257,129         5,435,571

     The Company no longer has access to a credit line it had established. This is due to the prior Company president Gary DeGano leaving the Company. Mr. DeGano was the guarantor of the line of credit. Due to his retiring, the line of credit was no longer available for use. However, the Company can pay down the remaining balance over approximately ten years. As of December 31, 2002 there was $7,038 outstanding on this line of credit.

     Triad Industries, Inc., has $ 1,003,938 in current assets including $ 19,832 in cash. The Company believes the $57,001 it holds in marketable securities to be very liquid. The marketable securities can be converted to cash in under three days. The Company holds $ 82,312 in accounts receivable. This is also highly liquid, however; this liquidity depends on the party the amount is due from. Allowances for bad debt have been made where appropriate. The tax - impound account and income tax benefit are not liquid. Due to the fact Triad Industries is a consolidated parent holding company Triad Industries, Inc. will use revenues from Miramar Road Associates, LLC, Gam Properties and RB Capital
 & Equities to satisfy Triads short term cash requirements.

     In the event, outside funding is necessary; the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or public offering.

Net Operating Losses

     The Company has accumulated $(2,393,782) of net operating losses as of December 31, 2001, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

     In the event of certain changes in control of the Company, there will be a annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

     It should be noted that a tax benefit carryforward provides benefits to the Company when there is net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. Management anticipates that net income would have to increase by about $300,000 a year during the carryforward period to recognize this benefit

Risk Factors and Cautionary Statements

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

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None



                                                               Part III

Item 9.  Directors, Executive Officers, Control Persons

The following table sets forth information, to the best of the Companys knowledge as of December 31, 2002, with respect to each director, officer and management as a group.


                                             Title of     Amount
Name                      Position           Class      of Shares    Percentage


Linda Bryson,             President         Common          573,332        5.6%
9980 Scripps Vista Way     Director
# 96
San Diego, CA 92131

Michael Kelleher           Secretary        Common         438,757           4%
32469 Angelo Drive          Director
Temecula, CA 9259

Roger Coleman Jr.*         Director         Common          450,000**       4.5%
2175 Zion Park Blvd
Springdale, UT 84747

Management as a Group                                     1,462,089          14%

Others owning more than 5%

         American Health Systems, Inc.                      350,000       3.5%
         46 Corporate Park
         Irvine, CA 92026

     The above percentages are based on 10,074,863 shares of common stock outstanding on December 31, 2002.

     * the table above does not include the stock that was issued in 2002 for officer and director fees that were accrued on the Companys books and that are included in Item 10 of this report. **Mr. Coleman is the President of Coleman Capital that owns 450,000 shares of common stock of Triad Industries, Inc.

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

     The directors will their time to Triad Industries affairs on an as needed basis, the exact amount of which is undetermined at this time.

     The business experience of each of the persons listed above during the past five years is as follows:

     Linda M. Bryson, 44, President / Director From 1996 to 2002, Ms. Bryson was the President of RB Capital & Equities, Inc., a corporation in the financial services field, which is owned by Triad Industries, Inc. Currently, she is now the Vice President of RB Capital & Equities, Inc. She has served on the board of Spa International, Inc. and is currently the President of Escondido Capital Inc.

     Michael W. Kelleher, 28, Treasurer/ CFO/ Director Mr. Kelleher received his B.S. degree in accounting from San Diego State University. He is currently the President of RB Capital & Equities, a corporation in the financial services field, which is owned by Triad Industries, Inc.

     Roger Coleman Jr., 50, Director Mr. Coleman has spent the last twenty - five years in the construction business, framing, finishing and remodeling. He also built, opened and sold three restaurants in the Salt Lake City area of Utah. Mr. Coleman established two Bed and Breakfast Inns in Springdale, Utah and currently resides in Springdale, Utah with his wife. Mr. Coleman holds a B.A. from the University of Utah and a M.B.A. from the University of Phoenix.

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2002 in compliance to 16(a).






Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2002.

                                                                     Restricted
                                                                        Stock
Name                     Year      Salary            Bonus             Awards


Linda Bryson, President    2002     48,000          1,500              2,500*
               Director    2001     48,000            -                6,600

Michael Kelleher, Treas.   2002     48,000            1,500           2,500*
            Director       2001     48,000              -              6,000


Roger Coleman Jr.**       2002        -               -                500*
             Director     2001        -                -               -


     *Directors received $500to be a director for the year ended December 31, 2001. The amount was accrued on the Companys books at year - end and subsequently was retired via a common stock issuance of 50,000 shares of common stock at $.01 to each director.

     *Officers received $2000 to be a director for the year ended December 31, 2001. The amount was accrued on the Companys books at year - end and subsequently was retired via a common stock issuance 0f 200,000 shares of common stcok at $.01 to each officer.

     ** Mr.  Coleman was  appointed  as a  Director,  to fill a vacancy in early
2002.

     *Miss. Bryson received $2,500 in restricted stock awards for the year ended December 31, 2002. $500 was for director fees and $2000 in stock for services.

     *Mr. Kelleher received $2,500 in restricted stock awards for the year ended December 31, 2002. $500 was for director fees and $2,000 in stock for services.

     *Mr. Coleman received $500 in restricted stock awards for director fees for the year ended December 31, 2002.



Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of December 31, 2002*, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

                                Amount                   Approximate
                               And Nature                 Percentage
                               Of Beneficial              of Common
Identity                        Ownership                Stock Owned

American Health Systems, Inc.     350,000                   3.5%(I)
Linda Bryson                      572,332                   5.6%(II)
Michael Kelleher                  438,757                   4%(II)
Roger Coleman Jr.**               450,000                   4.5%(II)
Management as a Group           1,462,089                   14% (III)

     * the above table does not include the stock that was issued in 2002 for officer and director fees that were accrued on the Companys books and that are included in Item 10 of this report.

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

     On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The stock was issued to the 25 shareholders of the Company. The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. Total consideration received was $1,401,018.These shares were issued under section 4(2) of the 1933 securities act.

         Amerimed of Georgia                346,600
         Florimed of Tampa          221,502

     These are companies purchased that are controlled by Mr. J. William Byrd and Richard Furlong who each own 50 % of Amerimed and 47.5% of Florimed each and therefore can initiate the vote on these companies. The shares are shown as an indirect ownership under their names. In addition Mr. Byrd also received 188,560 shares from the business combination. Mr. Furlong also received 188,560 for total direct and indirect holdings of 346,952 and 346,952, respectively.

     On June 30, 2000 the company issued 36,583 shares at $.96 for a finders fee to Donner Investment Corporation for the Northwest Medical Clinic, Inc. and its two affiliated corporations purchase. Total consideration was $35,120. These securities were issued under section 4(2) of the 1933 securities act.

     * On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $.96 per share at the time of the acquisition, to $.02 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     On December 12, 2000 the Company issued 288,000 shares to officers and directors for services rendered at $.24 per share, for total consideration of $67,680. . On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share, for total consideration of $4,320.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued in the amount of $30,324 as of the year ended 2000 at $.21 per share.

     On February 21, 2001 the Company issued 25,100 shares of common stock to an employee for services rendered at $.17 per share and total consideration of $3,740.

     On March 1, 2001, the Company issued 700,000 shares to management and key employees under the Company s employee stock options plan. The shares were issued at $.17 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     On June 6, 2001 the Company issued 900,000 shares of common stock at $.11 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc. and total consideration of $96,000.

     On June 22, 2001 the Company issued 360,000 shares of common stock collectively to directors shares to directors for services rendered at $.03 per share for services rendered in the amount of $10,800.

     On, October 1, 2001 the company retired the stock subscription receivable that was issued on March 1, 2001. The 700,000 shares that were issued were cancelled and the stock subscription receivable was retired.

     Triad Industries, Inc. pays a management fee to RB Capital & Equities in the amount of $7,500.00 per month.

Item 13.  Exhibits and Reports on 8-K

99.1             Section 906 Certification of Linda Bryson
99.2             Section 906 Certification of Michael Kelleher

                           List of documents filed as part of this report:
                           (a) Exhibits

         We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, the Chief Executive Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.


                                                                Part IV

                                                              Signatures

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                                     TRIAD INDUSTRIES, INC.

                                                     By:_____________________
                                                        Linda Bryson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                           Title                            Date


________________                    President                   04/11/2003
Linda Bryson


________________                    Sec. / Treas. / CFO         04/11/2003
Michael W. Kelleher








                                                                  S-1



                        CERTIFICATION OF LINDA BRYSON

I, Linda Bryson, certify that:

(1) I have reviewed this annual report on Form 10-K of Triad Industries,Inc;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                          /s/ Linda Bryson
Date: April 10, 2003                                   ---------------------
                                                                  Linda Bryson
                                                                      President





                         CERTIFICATION OF MICHAEL KELLEHER


I, Michael Kelleher, certify that:

(1) I have reviewed this annual report on Form 10-K of Triad Industries, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                                    /s/ Michael Kelleher
                                                         -----------------
                                                           Michael Kelleher
                                                       Chief Financial Officer
















EXHIBIT 99.1

                  SECTION 906 CERTIFICATION OF LINDA BRYSON


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Annual Report of Triad Industries,
Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Bryson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: April 10, 2003                              By: /s/ Linda Bryson
                                                        -------------------
                                                                    Linda Bryson
                                                                      President


























                                  EXHIBIT 99.2

                   SECTION 906 CERTIFICATION OF MICHAEL KELLEHER


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Annual Report of Triad Industries,
Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Kelleher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 10, 2003                                  By: /s/ Michael Kelleher
                                                          -----------------
                                                            Michael Kelleher
                                                      Chief Financial Officer