Form 10QSB
period 2003-03-30
TRIAD INDUSTRIES INC
filed 2003-05-19
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended March 31, 2003 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


                  Class                    Outstanding as of March 31, 2003

           Common Stock, $0.001                          532,300







                                                                   i







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                Page

Item 1.                    Consolidated Financial Statements            1

                           Consolidated Balance Sheets March 31,2003
                           And December 31, 2002                        2-3

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2003 and 2002             4

                           Consolidated Statements of Stockholders Equity   5

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2003 and 2002             6

                           Notes to Consolidated Financial Statements  7-13

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                   13-14



                                                      PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                         14

Item 2.                    Changes in Securities                     14

Item 3.                    Defaults Upon Senior Securities           14

Item 4.                    Submission of Matter to be a Vote of      14
                               Securities Holders

Item 5.                    Other Information on Form 8-K             14

Item 6.                    Exhibits and Reports on 8K                15

                           Signatures                                S-1






                                       ii

                         PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of March 31, 2003, and the related balance sheet of the Company as of December 31, 2002, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2003 and March 31, 2002 and the statement of stockholders equity for the period of December 31, 200 to March 31, 2003 are attached hereto and incorporated herein by this reference. Operating results for the quarters ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                              As of March 31, 2003
                                       22

                      371 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)



Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA 92025



INDEPENDENT AUDITORS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of March 31, 2003, and the related statements of operations, changes in stockholders equity, and cash flows for the three months ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

May 15, 2003
Chula Vista, California





                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                ASSETS
                                                  As of       Year Ended
                                                  March 31,  December 31,
                                                    2003         2002
CURRENT ASSETS
Cash                                          $    5,618   $   19,832
Accounts receivable                               82,597       82,312
Marketable securities                             21,299       57,001
Impound account                                    7,578       10,102
Assets held for sale                                   -            -
Deferred tax benefit                             845,163      834,691
Total Current Assets                             962,255    1,003,938
NET PROPERTY & EQUIPMENT                       1,064,895    1,074,900
OTHER ASSETS
Investment in securities available for sale      171,389      171,389
Net loan fees                                      6,825        6,902
Total Other Assets                               178,214      178,291
TOTAL ASSETS                                  $2,205,364   $2,257,129




                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                      As of         Year Ended
                                    March 31,       December 31,
                                      2003              2002
CURRENT LIABILITIES
Accounts payable                  $    28,077    $    25,087
Loans payable                         105,800        105,800
Line of credit                          6,524          7,038
Taxes payable                           6,251          6,251
Security deposits                       7,387          5,087
Notes payable on assets
held for sale                               -              -
Trust deeds and mortgages
Short-term portion                    150,910        150,910
Total Current Liabilities             304,949        300,173
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                     581,197        583,898
Total Long-Term Liabilities           581,197        583,898
TOTAL LIABILITIES                     886,146        884,071
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 150,000 and
850,000 shares issued and
outstanding for 2002 and
2001, respectively)                   150,000        150,000
Common stock ($0.001 par value,
50,000,000 shares
authorized 532,300 and
10,074,863 shares issued and
outstanding as of March 31,
2003 and December 31, 2002)               532         10,075
Additional paid-in capital          4,478,598      4,463,555
Stock subscription receivable         (62,500)       (62,500)
Comprehensive loss                   (819,056)      (794,290)
Retained earnings (deficit)        (2,428,356)    (2,393,782)
Total Stockholders' Equity          1,319,218      1,373,058
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY            $ 2,205,364    $ 2,257,129



                              TRIAD INDUSTRIES, INC.
                      (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
                                                      Three Months  Three Months
                                                           Ended        Ended
                                                          March 31,    March 31,
                                                            2003         2002
REVENUES
Consulting income                                     $    37,510    $   269,058
Medical fee income                                              -              -
Rental income                                              38,209         32,549
Costs of revenues                                          (4,008)      (15,928)
GROSS PROFIT                                               71,711        285,679
OPERATING COSTS
Bad debt expense                                                -          4,000
Depreciation expense                                       10,005         10,429
Administrative expenses                                    80,690         99,843
Total Operating Costs                                      90,695        114,272
OPERATING INCOME (LOSS)                                   (18,984)       171,407
OTHER INCOME & (EXPENSES)
Interest income                                                 1              -
Other income                                                    -            424
Other expenses                                                  -       (45,073)
Net realized gain on
sale of marketable securities                              (7,032)         4,806
Net gain (loss) on
disposable assets                                               -         95,008
Interest expense                                          (14,660)      (29,006)
Total Other Income & (Expenses)                           (21,691)        26,159
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX       (40,675)       197,566
INCOME TAX (PROVISION) BENEFIT                              6,101       (60,301)
INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAX $ (34,574) $ 137,265 DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.                                            -    (1,542,394)
NET INCOME (LOSS)                                     $   (34,574)  $(1,405,129)
BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from
continuing operations                                 $     (0.11)   $      0.10
Earnings (loss) from
discontinued operations                          $              -    $    (0.17)
BASIC EARNINGS (LOSS) PER SHARE                       $     (0.11)   $    (0.07)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             $   525,272    $   435,619
DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from
continuing operations                                 $     (0.03)   $      0.02
Earnings (loss) from
discontinued operations                          $              -    $    (0.14)
DILUTED EARNINGS (LOSS) PER SHARE                     $     (0.03)   $    (0.12)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                               2,225,272      2,135,613



                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Comprehensive Income (Loss)
                              Three Months      Three Months
                                   Ended           Ended
                                  March 31,       March 31,
                                    2003            2002
Net Income (Loss)
Net of Tax                    $   (34,574)   $(1,405,129)
Other Comprehensive
Income (Loss) :
Unrealized gain
(loss) on securities              (29,137)      (141,491)
Total Other Comprehensive
Income (Loss)                     (29,137)      (141,491)
Comprehensive Income (Loss)
Before Income Taxes               (29,137)      (141,491)
Income Tax (Provision)
Benefit
related to Items of
Comprehensive Income (Loss)         4,371         48,781
Comprehensive Income (Loss)   $   (24,766)   $   (92,710)



      TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity
             From December 31, 1997 to March 31, 2003

                                   Preferred Preferred   Common      Common
                                    Shares     Stock     Shares      Stock
 Balance, December  31, 2000         850,000   850,000     433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a share                         2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                             7,238         7

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a share                         1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                            35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $0.11 per share                          45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.03 a share                               18,000        18

October 1, 2001 cancellation of
stock subscription                                         (35,000)      (35)

Comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001         850,000   850,000     507,965       507

 January 1, 2002 sale of Northwest

 Medical Clinic, Inc. @ $ 0.02 a share                     (73,165)      (73)

 On October 15, 2002 preferred stock
 converted to common stock at 1 for (700,000) (700,000)     70,000        70

 Comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002         150,000   150,000     504,800       504

 Stock issued on January 24, 2003
 for services rendered @ $0.01a share                       27,500        28

 Comprehensive loss March 31, 2003

 Net loss for the three months ended
 March 31, 2003

 Balance,  March 31, 2003            150,000 $ 150,000     532,300     $ 532






                                          Additional       Stock
                                           Paid-in       Subscription  Retained
                                           Capital       Receivable    Earnings
Balance, December 31, 2000                3,653,099        (62,500) (1,045,230)


ck issued on January 15, 2001
for consulting fees @ $0.17 a share           8,497

Stock issued on January 18, 2001 for
management fees @ $0.21 a share              30,317

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share           3,739

Stock issued on March 1, 2001 to
management fees @ $0.17 a share             118,965       (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share            95,955

Stock issued on June 22, 2001
to Directors @ $0.03 a share                 10,782

October 1, 2001 cancellation of
stock subscription                         (118,965)       119,000

Comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                                       56,249

Balance, December 31, 2001                3,802,389        (62,500)    (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share       (29,193)

On October 15, 2002 preferred stock
converted to common stock at 1 for          699,930

Comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                    (1,404,801)

Balance, December 31, 2002                4,473,126        (62,500)  (2,393,782)

Stock issued on January 24, 2003
for services rendered @ $0.01a share          5,472

Comprehensive loss March 31, 2003

Net loss for the three months ended
March 31, 2003                              (34,574)

Balance, March 31, 2003                 $ 4,478,598   $ (62,500)   $(2,428,356)







                                             Comprehensive
                                             Income       Total
                                              (Loss)
Balance, December 31, 2000                  (27,122)     2,952,652

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                        8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                            30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                         3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                               -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                           96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                                10,800

October 1, 2001 cancellation of
stock subscription                                              -

Comprehensive loss December 31, 2001        (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                              56,249

Balance, December 31, 2001                 (111,113)     3,490,302

January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $ 0.02 a share                      (29,266)

On October 15, 2002 preferred stock
converted to common stock at 1 for                            -

Comprehensive loss December 31, 2002       (683,177)      (683,177)

Net loss for the year ended
December 31, 2002                                       (1,404,801)

Balance, December 31, 2002                 (794,290)     1,373,058

Stock issued on January 24, 2003
for services rendered @ $0.01a share                          5,500

Comprehensive loss March 31, 2003           (24,766)       (24,766)

Net loss for the three months ended
March 31, 2003                                            (34,574)

Balance, March 31, 2003                 $  (819,056)   $ 1,319,218




                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)

                   Consolidated Statements of Cash Flows
                                                 Three Months       Three Months
                                                       Ended            Ended
                                                      March 31,       March 31,
                                                       2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $   (34,574)   $(1,497,839)
Depreciation expense                                  10,005         10,429
(Increase) decrease in
accounts receivable                                     (285)     1,577,719
(Increase) decrease in

advances                                                   -          1,015
(Increase) decrease in
impound account                                        2,524              -
(Increase) decrease in
income tax benefit                                   (10,472)        11,520
Increase (decrease) in
accounts payable                                       2,990        (35,130)
Increase (decrease) in
security deposits                                      2,300         (4,409)
Increase (decrease) in
salaries payable                                           -         22,150
Increase (decrease) in
taxes payable                                              -         (3,774)
Unrealized (gain) loss on valuation
of marketable securities                              10,936       (135,900)
Common stock issued for
services                                               5,500              -
Net Cash Provided by (Used in)
Operating Activities                                 (11,076)       (54,219)
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities
available for sale                                         -        164,365
Net sale (purchase) of
fixed assets                                               -        655,719
Net Cash Provided by (Used in)
Investing Activities                                       -        820,084
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                                (514)          (174)
Change in loan fees                                       77              -
Change in loan payable                                     -       (192,959)
Change in notes and
mortgages payable                                     (2,701)      (549,000)
Change in common stock                                     -         (1,463)
Change in paid in capital                                  -        (27,803)
Net Cash Provided by (Used in)
Financing Activities                                  (3,138)      (771,399)
Net Increase (Decrease) in Cash                      (14,214)        (5,534)
Cash at Beginning of Period                           19,832         15,643
Cash at End of Period                            $     5,618    $    10,109
Supplemental Cash Flow Disclosures:
Cash paid during year for interest               $   (14,660)   $    29,006
Cash paid during year for taxes            $              $               -
Schedule of Non-Cash Activities:
Common stock issued for accrued
services                                         $     5,5000   $         -
Common stock received for services               $         -    $   150,000
Common stock retired on the sale
of Northwest Medical Clinic, Inc.                $         -    $    29,266
Loss on sale of Northwest Medical Clinic, I      $         -    $ 1,542,394







NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a special meeting of the shareholders held June 6, 1990 the Company name was changed to Combined Communication, Corp. On June 7, 1990 the Company completed the merger and became a Nevada Corporation. On October 17, 1997, the Company met to amend the Articles of Incorporation and change the name of the Company to RB Capital & Equities, Inc. On March 15, 1999, at a special meeting of the shareholders, Healthcare Resource Management (HRM) reversed its common stock on a one for ten (1:10) from 5,256,716 to 526,672 shares outstanding. Also, at the meeting of shareholders, HRM ratified a plan of reorganization whereby HRM would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of HRM post split common stock and 700,000 shares of $1.00 preferred stock. The only significant shareholder was American Health Systems, Inc. who owned 373,333 of common shares before the merger and 1,120,000 of common stock after the merger. The 700,000 shares of preferred stock were issued to American Health Systems, Inc. for the note payable and the 99% interest RB Capital had acquired in Miramar Road Associates. 1,120,000 shares of common stock of the 5,068,150 shares issued to RB Capital & Equities, Inc. went to American Health Systems, Inc. in exchange for the 373,333 originally received from RB Capital & Equities, Inc. as consideration for 100% of Gam Properties. This 1,120,000 represents a 3 for 1 forward split of the 373,333 shares of RB Capital & Equities common stock. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital & Equities, Inc. controlled HRM after the acquisition. Therefore, RB Capital & Equities, Inc. was treated as the acquiring entity for accounting purposes and HRM was the surviving entity for legal purposes. On March 15, 1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc. On June 30, 2000, Triad Industries, Inc. acquired certain assets subject to certain liabilities of Northwest Medical Clinic, Inc., acquired certain assets of Amerimed of Georgia, Inc. (a Georgia Corporation) and acquired certain assets of Florimed of Tampa, Inc. (a Florida Corporation). These certain assets subject to the certain liabilities were combined and put into a newly formed and capitalize corporation operating under the name Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic, Inc. operates in the personal injury area and also performs sleep apnea procedures. On June 6, 2001 the Company issued 900,000 shares where by Triad Industries would acquire 100% of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation.


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

     In October 2001, Gam Properties and Triad Industries combined operations. Gam Properties Corporation is to be dissolved. On January 1, 2002 the Company sold Northwest Medical Clinic, Inc. for a net loss of $1,542,394. The Company has authorized 50,000,000 shares of $0.001 par value common stock.

The Company operates through its three subsidiaries:

1. RB Capital and Equities, Inc. is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filing and capital reorganization business for small emerging private and public corporations.

     2. HRM, Inc. is presently inactive in the healthcare industry.

     3. Corporate Capital Formation, Inc. is a financial services corporation that operates a merger and acquisition consulting business.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

     The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The Company has elected a December 31, year end.
b.       Basis of Consolidation

The consolidated financial statements of Triad Industries, Inc. include those accounts of RB Capital & Equities Inc., Healthcare Resource Management Inc., and Corporate Capital Formation, Inc. Triad Industries owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

c.   Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.   Estimates and Adjustments

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring. See note 2j regarding the Companies revenue recognition policy.

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

g.   Accounts Receivable

     The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectable, they will be charged to operations when that determination is made.

h.  Concentration of Credit Risk

     The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at March 31, 2003 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of the mortgage payable in accordance with paragraph 11, 12, and 13 of SFAS 107.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.  Investments in Securities

     Marketable securities at March 31, 2003 are classified and disclosed as trading securities under the requirements of SFAS No. 130. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments or valuation of securities are reflected in the statement of comprehensive income or (loss) in accordance with SFAS 130.

j.  Revenue Recognition and Deferred Revenue

     Revenue includes the following: RB Capital & Equities, Inc. revenue consists of consulting income. Corporate Capital Formation Inc. revenue consists of consulting income. Corporate Capital recognizes revenue when services on contracts are provided. Triad Industries, Inc. revenue consists of consulting income and rental income. Triad Industries recognizes revenue when services on contracts are provided and recognizes rental income at each beginning of the month on a receivable basis. RB Capital & Equities, Inc. has various consulting contracts outstanding in which the Company performs a set of various financial services. RB Capital recognizes revenue when services on contracts are provided.

k.  Line of Credit

     As of March 31, 2003 there is an outstanding balance of $6,524. The Company has closed the revolving line, but the account will remain open until the balance is paid in full.

l.   Principles of Consolidation

     The consolidated financial statements include the accounts of Triad Industries, Inc., the parent Company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities Inc, a Nevada corporation, and Corporate Capital Formation Inc., a Nevada corporation. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.




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

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The adoption of SFAS 145 did not have a material effect on the Companies consolidated financial statements. In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material effect on the Companies consolidated financial statements. In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9. SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have a material effect on the Companies consolidated financial statements.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS
148). SFAS 148 amends SFAS No. 123 Accounting for Stock-Based compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.


NOTE 3.  MORTGAGE PAYABLE

             Interest Rate    Debt        Maturity Date

350 W. 9th Avenue   7.820 %   $732,107   12/08/26
                               -------------------

                                         $ 732,107
                               ===================

     The office building collateralize the above loans. The loan agreement provides for monthly payments of interest and principle. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California. The total debt of $732,107 was recorded as follows: current portion (less than one year) of $150,910 and long-term portion (more than one year) of $581,197. On January 31, 2002 the Company sold the Balboa property for $391,500. The total cost of the asset sold was $386,350 leaving a net gain of $5,150. On March 31, 2002 the Company also sold the Grand property for $350,000. The total cost of the asset sold was $261,867 leaving a net gain of $88,133.








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

                                  March 31,        December 31,
                                    2003              2002
                       --------------------   ------------
                       -----------------------------------
Land                            $   300,000    $   300,000
Buildings
                                    770,000        770,000
Equipment                             1,900          1,900
Computer                             20,438         20,438
Furniture                            16,188         16,188
Tenant Improvements                  33,043         34,597
                       -----------------------------------
                       -----------------------------------
                                $ 1,143,123    $ 1,143,123
Less Accumulated Depreciation       (78,228)       (68,223)
                       -----------------------------------
Net Property and Equipment      $ 1,064,895    $ 1,074,900
                       ===================================


NOTE 5. BASIC & DILUTED GAIN / (LOSS) PER COMMON SHARE

     Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock in the calculation of diluted weighted average per share.

                                                        March 31,
                                                     2003         2002
                                     ----------------------------------------

Numerator income
/ (loss)                               $          (59,340)  $   44,555
Denominator weighed
average number of shares outstanding              525,272      435,613
                                     ----------------------------------------
                                     ----------------------------------------
Basic gain / (loss)
per share                              $                             $
                                                    (0.11)        0.10
                                     ========================================

                                                          March 31,
                                                     2003         2002
                                     ----------------------------------------

Numerator income
/ (loss)                               $          (59,340)  $   44,555
Denominator weighed average
number of shares outstanding                                 2,225,272
                                                             2,135,613
                                     ----------------------------------------
                                     ----------------------------------------
Diluted gain / loss) per share         $                             $
                                                    (0.03)        0.02
                                     ========================================








NOTE 6. INCOME TAXES

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. At March 31, 2003 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                    March 31, 2003
                              --------------------------

Beg. Retained Earnings                       $(3,188,072)
Net Income (Loss) for Period ended 3/31/03       (59,340)
                              --------------------------
                              --------------------------
Ending Retained Earnings                     $(3,247,412)
                              ==========================
                              ==========================

Income Tax Benefit                           $   845,163

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. In accordance with SFAS 109 paragraph 24 the Company had deemed that a valuation allowance is not needed. Net operating loss expires twenty years from the date the loss was incurred. Retained earning balance includes accumulated comprehensive income (loss).


NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                       Accumulated comprehensive
                                  Unrealized gain (loss) on      income (loss)
                                          securities

Beg. Balance                     01/01/2003   $      (0)   $(794,290)

1ST quarter 2003 income (loss)                  (24,766)     (24,766)
                            ----------------------------------------
                            ----------------------------------------
Ending Balance                   03/31/2003   $ (24,766)   $(819,056)
                            ========================================

     Accumulated  other  comprehensive   income  (loss)  has  been  reported  in
accordance with FASB 130 paragraph 26.






NOTE 8.  MARKETABLE SECURITIES

     At March 31, 2003, the Company held trading securities of the following companies:

                       Trading   Trading   Number of    Mkt. Price         FMV
                        Symbol    Market     Shares     At Year End  At Year End

Atlantic Syndication         asni   otc       11,000             0.03      297
Diversified Thermal S.       dvts   otc       19,000             0.47    4,655
Komodo, Inc.                 kmdo   otc          668             0.19      127
Merchantpark Comm            mpkc   pink     413,500             0.00      413
Nicholas Inv.                nivi   otc    1,939,853             0.00    9,199
Oasis Infor. Systems, Inc.   ossi   otc      763,117             0.01    4,578
Millenium Plastics           mpco   pink      30,000             0.01       30
Global Energy, Inc.          geng   otc        5,000             0.40    2,000

------------------------------------------------------------------------------
Total                                                                $  21,299
==============================================================================


     The Company is in accordance with SFAS 130 when reporting trading securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Trading securities are reported at market value as of March 31, 2003 in accordance with SFAS 130.










NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At March 31, 2003, the Company held investments in the following companies:

                                    Number of   Value Price        FMV
                                       Shares    At Year End     At Year End

Advanced Interactive Inc.                   5,125       0.97     4,971
American Eagle Financial                   55,000       0.10     5,500
Atlantic & Pacific Guarantee            1,000,000       0.01    18,000
Beach Brew Beverage Company               625,000       0.02    17,500
Blue Gold                                 125,000       0.01       125
Carrara                                   325,000       0.00       371
Escondido Capital                         629,810       0.06    41,041
Heritage National Corporation                   0       0.00    25,000
International Sports Marketing, Inc.      100,000       0.01     1,000
Love Calendar (Nevada)                    100,000       0.01     1,000
Love Calendar (Utah)                       25,000       1.00    25,000
Love Concepts                             100,000       0.01     1,000
Noble Onie                                 25,000       0.10     2,500
Quantum Companies                       1,110,000       0.00     8,880
Resume Junction                            20,000       0.10     2,000
Spa International                         245,146       0.00         0
Sterling Electronic Commerce              300,000       0.05    15,000
The Shops Network                           5,000       0.10       500
Thunder Mountain                          100,000       0.01     1,000
Trans Pacific Group                       100,000       0.01     1,000

----------------------------------------------------------------------
Total                                  $  171,389
======================================================================


     The Company owns less than 5% in each of these companies with the exception of Quantum Companies. Quantum Companies is recorded on the equity method. The companies are nonmarketable equities and are recorded at cost. Unrealized holding gains and loss will be in accordance with paragraph 26 of SFAS 130 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $5.00 preferred stock of American Health Systems that was earned in 1998 because the business plan was not approved by the state of California. This was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses. Heritage National Corporation is a privately owned Company.






NOTE 10.  ACQUISITIONS

     Triad Industries acquired Gam Properties and Miramar Road Associates, LLC on February 26, 1999. Both acquisitions were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Gam Properties Inc. is in the residential rental business. Triad Industries issued 1,120,000 shares of common stock, the stocks trading value was $.63 per share in the acquisition of Gam Properties. Gam Properties was valued at $700,000.
Miramar Road Associates, LLC. is in the commercial rental business. Triad Industries issued 700,000 shares of $1.00 preferred stock in the acquisition of Miramar Road Associates. Therefore, the interest in Miramar Road Associates, LLC. was valued at $700,000. In September 2000, the Company absorbed a contingent liability on behalf of the old owner of Miramar for the remaining 1%. All shares issued for the acquisition of Gam Properties and Miramar Road Associates were valued at whatever was given up or received whichever is more readily determinable. On March 15, 1999 Triad Industries acquired HRM for 526,672 shares of common stock in conjunction with a recapitalization of the Company. HRM is in the business of healthcare management. On May 27, 2001, Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and that from Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 900,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc. All shares issued for the acquisition of Corporate Capital Formation, Inc. was valued at market price. The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.

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








NOTE 11.  STOCK TRANSACTIONS (CONTINUED)

     As of January 1, 2000 the Company had 433,972 shares of common stock issued and outstanding. On January 15, 2001 the Company issued 2,500 shares of common stock for consulting fees valued at $ 0.17 per share. On January 18, 2001 the Company issued 7,238 shares of common stock for management fees valued at $ 0.21 per share. On February 21, 2001 the Company issued 1,255 shares of common stock to its president for services rendered valued at $ 0.15 per share. On March 1, 2001 the Company issued 35,000 shares of common stock under the employee stock option plan valued at $ 0.17 per share. On June 6, 2001 the Company issued 45,000 shares of common stock for the purchase of Corporate Capital Formation Inc. valued at $ 0.11 per share. On June 22, 2001 the Company issued 18,000 shares of common stock to Directors for services rendered valued at $ 0.03 per share. On October 1, 2001 the Company rescinded the March 1, 2001 issuance of 35,000 shares of common stock. On January 1, 2002 the Company cancelled the stock issuance of 73,165 shares of common stock issued in the purchase of Northwest Medical Clinic, Inc. On October 15, 2002 the Company converted 700,000 of its preferred stock to 70,000 shares of common stock. On January 24, 2003 the Company issued 27,500 shares of common stock to Directors and officers for accrued services valued at $ 0.01 per share. On February 28, 2003 the Company completed a 1:20 stock split. As of March 31, 2003 the Company had 532,300 shares of common stock issued and outstanding.








NOTE 12.  STOCKHOLDERS EQUITY

     The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2003. (A) Preferred stock, nonvoting, $
1.00 par value; 10,000,000 shares authorized; 150,000 shares issued and outstanding. (B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 532,300 shares issued and outstanding as of March 31, 2003. The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of March 31, 2003. The preferred stock is (1) non-voting; (2) convertible at the second anniversary from issuance on a two for on (2:1) basis to common stock; (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.


NOTE 13.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuations of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.
As of March 31, 2003 there were no stock options issued or outstanding.


NOTE 14.  SUBSEQUENT EVENT

     On May 8, 2003 the Company entered into escrow for the sale of their commercial property. The property is in a 45 day escrow that is expected to close on or about June 23, 2003. The selling price on the property is 1.7 million dollars.




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of March 31, 2003, the Company has $962,255 in total current assets compared to total current assets of $1,003,938 as of December 31, 2002. The major factor in the reduction of current assets was the further reduction in market value of the Companys marketable security holdings. The value of the marketable securities held by the Company decreased by $35,702 in the first three months of 2003. As of March 31, 2003, the Company has $304,949 in total current liabilities compared to $300,173 as of December 31, 2002. Accounts payable increased $2,990 and security deposits on the commercial property increased by approximately $2,300, which accounts for the increase in the current liabilities. In February of 2003, the Company listed their commercial property at 350 West Ninth Avenue, Escondido, California 92025 for sale. The asking price is listed at $1,850,000. The Company received an offer on the property on May 8, 2003, which it has accepted. The agreed upon sales price was $1,700,000. The property is in a forty - five day escrow that is #01302625-103-EC2, which is expected to close on or about June 23, 2003. The Company expects to net approximately $850,000 from the sale of the property. The Company will use the cash proceeds to possibly purchase another piece of real estate. No specific terms or parameters have been set on any new real estate holdings, nor has any property been identified. The Company will also use the proceeds to sustain their financial services division during the difficult financial market.

Results of Operations

     For the three months ending March 31, 2003, the Company had a loss from continuing operations after income tax benefit in the amount of $34,574 compared to income after income tax provision $137,265 for the same period of 2002. This includes $10,005 in depreciation and amortization expense compared to $10,429 for the same period of 2002. Administrative expenses also decreased $19,000 for the first quarter of 2003 compared to the same period of 2002. Management attributes this to further downsizing of the Company during difficult financial times, which are being experienced in the financial services sector. Bad debt expense also decreased from $4,000 in the first quarter of 2002 to $0 for the same period of 2003. Interest expense decreased approximately $15,000 due to the Company only holding one property in the first quarter of 2003, compared to three properties for the same period of 2002. The Company had revenues of $75,719 for the three months ended March 31, 2003 compared with $301,607 for the same period last year. Rental income increased approximately 17% when compared to the same period the year before. Contributing to this increase was full occupancy in the building and yearly rental rate increases to existing tenants. In the opinion of management, the sharp decrease in financial consulting revenues is a derivative of the unwillingness of individuals to invest in the stock market. The Companys financial services sector caters to small and emerging companies who rely upon public funding to pay their expenses. The decrease in public funding has caused many of these entities to cease operation or scale back their projects. This has had a severe effect on the Companys financial services sector. Management is hopeful that the quick ending war in Iraq and a recovering economy will help get the financial services sector back on track. Although financial consulting income decreased $231,548, when you compare the first quarter of 2003 to the same period of 2002, it should be noted that included in revenue in the 2002 quarter was $150,000 in stock based compensation, whereas none was recorded in 2003.





The Company functions in two sectors: financial services and real estate.
                       Three Months Ending
                     March 31,    March 31,
                       2002        2002

Financial Services    37,510   269,058
Real Estate           38,209    32,549

Total                 75,719   301,607

Net Operating Loss

     The Company has accumulated approximately $2,428,356 of net operating loss carryforwards as of March 31, 2003, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2023. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2002 in the amount of $834,691 and for the three months ended March 31, 2003 in the amount of $845,163.

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


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.












                          ITEM 2. CHANGES IN SECURITIES

     On January 24, 2002, the Company issued 550,000 shares of common stock to its officers and directors for services that were accrued on the Companys financial statements as of December 31, 2002. Each of the three directors received 50,000 shares of common stock at $.01 per share or directors fees of $500. Each of the two officers received 200,000 common shares at $.01 per share or officers fees of $2000. Total consideration was $5,500. The common stock was issued under section 4(2) of the 1933 Securities Act and bears a restrictive legend. On February 28, 2003 the Company reversed their common stock on a 1 for 20 basis. As of March 31, 2003 the Company has 532,300 shares of common stock issued and outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                           ITEM 5. OTHER INFORMATION

         None.

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       99.1
b.       99.2












                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TRIAD INDUSTRIES, INC.


Dated: May 15, 2002

By:_____________________
Linda Bryson
President, Director


By:_____________________
Michael Kelleher
Secretary, Treasurer and Director











                                       S-1
                         CERTIFICATION OF THE PRESIDENT

I, Linda Bryson, President of Triad Industries, Inc. certify that:

(1) I have reviewed this annual report on Form 10-Q of Triad Industries,Inc;

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

                                                         /s/ Linda Bryson
Date: May 15, 2003                                      ---------------------
                                                             Linda Bryson
                                                               President


                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Michael Kelleher, Chief Financial Officer of Triad Industries, Inc. certify that:

(1) I have reviewed this annual report on Form 10-Q of Triad Industries, Inc.;

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

Date: May 15, 2003                                  /s/ Michael Kelleher
                                                        -----------------
                                                        Michael Kelleher
                                                        Chief Financial Officer







































EXHIBIT 99.1

                  SECTION 906 CERTIFICATION OF LINDA BRYSON


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Annual Report of Triad Industries,
Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Bryson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 15, 2003                              By: /s/ Linda Bryson
                                                 -------------------
                                                        Linda Bryson
                                                         President






























  EXHIBIT 99.2

                   SECTION 906 CERTIFICATION OF MICHAEL KELLEHER


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Annual Report of Triad Industries,
Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Kelleher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003                                 By: /s/ Michael Kelleher
                                                          -----------------
                                                            Michael Kelleher
                                                      Chief Financial Officer