Form 10-Q/A
period 2000-03-31
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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
                                     PART 1. FINANCIAL INFORMATION
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

                           Signatures                                   S-1





                                                                  ii

                          PART 1 FINANCIAL INFORMATION

                          Item 1. Financial Statements


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of March 31, 2000, and the balance sheet of the Company as of December 31, 1999, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999 the statements of stockholders equity for the period from December 31, 1997 through March 31, 2000 are attached hereto and incorporated herein by this reference. Operating results for the quarters ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

TRIAD INDUSTRIES, INC. (Formerly RB Capital & Equities, Inc.) Notes to Consolidated Financial Statements As of March 31, 2000 296 H Street 2nd Floor Chula Vista, CA 91910 Tel: (619) 422-1348 Fax: (619) 422-1465 ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS ( A Professional Corporation)

Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue, Suite A
Escondido, CA. 92025


                         INDEPENDENT ACCOUNTANTS REPORT


     We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (formerly RB Capital & Equities, Inc.) as of March 31, 2000 the related statements of income, changes to stockholders equity, and cash flows for the three months ended March 31, 2000 and 1999 respectively, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


__________________________________
ARMANDO C. IBARRA, C.P.A. - APC


May 12, 2000
San Diego, California



                    TRIAD INDUSTRIES, INC.
            (Formerly RB Capital & Equities, Inc.)
                 Consolidated Balance Sheets
                As of March 31, 2000 and 1999
 ASSETS
                                              Three Months
                                                 Ended        Year Ended
                                               March 31,      December 31,
                                                 2000            1999
Current Assets
Cash                                          $   23,415   $   43,236
Accounts receivable                              218,959       90,681
Marketable securities                            368,176      454,460
Impound account                                    4,062        4,062
Assets held for sale                           1,208,195    1,202,095
Deferred tax benefit                             306,200      367,300
Total Current Assets                           2,129,007    2,161,833
Net Property and Equipment                     3,378,357    3,386,717
Other Assets
Note receivable                                  254,554      254,554
Investment in securities available for sale      581,429      175,000
Gift Certificates                                  6,000        6,000
Net loan fees                                          -       71,889
Total Other Assets                               841,983      507,443
TOTAL ASSETS                                  $6,349,347   $6,055,993






                          TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                       Consolidated Balance Sheets
                      As of March 31, 2000 and 1999
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   Three Months
                                     Ended         Year Ended
                                   March 31,      December 31,
                                     2000             1999
Current Liabilities
Accounts payable                $     7,109    $    20,963
Loans payable                       245,499         90,715
Greentree lease                       1,307          1,655
Taxes payable                        16,855         16,855
Line of credit                       20,597         25,121
Security deposits                    40,775         39,865
Notes payable on
assets held for sale                914,515        918,966
Trust deeds and mortgages         2,782,500      2,782,500
Total Current Liabilities         4,029,157      3,896,639
TOTAL LIABILITIES                 4,029,157      3,896,639
Stockholders' Equity
Preferred stock ($1.00
par value, 10,000,000 shares
authorized 850,000
shares issued and outstanding
as of March 2000 and
December 1999, respectively.)       850,000        850,000
Common stock ($0.001 par
value, 50,000,000 shares
authorized 6,598,418
and 6,403,418 shares issued
and outstanding as of
March 2000 and
December 1999, respectively.)         6,598          6,403
Paid in capital                   2,067,116      2,044,991
Stock subscription receivable       (62,500)       (62,500)
Retained earnings                  (775,839)      (679,540)
Comprehensive income                234,815              -
Total Stockholders' Equity        2,320,190      2,159,354
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY          $ 6,349,347    $ 6,055,993




                            TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                    Consolidated Statements of Operations
              For the Three Months Ended March 31, 2000 and 1999

                                     Three Months        Three Months
                                       Ended               Ended
                                      March 31,           March 31,
                                       2000                 1999
     REVENUES
Consulting income                   $    97,320    $   119,175
Rental income                           166,856         60,245
Cost of revenues                        (17,400)       (61,138)
GROSS PROFIT                            246,776        118,282
OPERATING COSTS
Bad debt                                      -          5,037
Depreciation                             49,095         21,091
Administrative Expenses                 166,897        134,499
Total Operating Costs                   215,992        160,627
NET OPERATING (LOSS)                     30,784        (42,345)
OTHER INCOME & (EXPENSES)
Interest Income                             317              -
Other Income                                  -              -
Net realized (loss) on sale
of marketable securities                (15,198)             -
Unrealized gain (loss) on
valuation of securities                       -         89,374
Net gain / (loss) on
disposable assets                         4,500              -
Utility Charges                           1,250              -
Fee Income                                   20              -
Interest expense                       (142,204)       (38,767)
Total Other Income & Expenses          (151,314)        50,607
INCOME (LOSS) BEFORE TAX               (120,530)         8,262
INCOME TAX (PROVISION) / BENEFIT         24,230         (1,239)
NET INCOME (LOSS)                   $   (96,300)   $     7,023
BASIC EARNINGS (LOSS) PER SHARE     $     (0.01)   $      0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             6,514,585      4,414,799
DILUTED EARNINGS (LOSS) PER SHARE   $     (0.01)   $      0.00
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING             8,214,585      4,663,688





                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
           Consolidated Statement of Comprehensive Income (Loss)
                 For the Three Months Ended March 31, 2000

                               Three Months
                                 Ended
                                March 31,
                                 2000


Net Income (Loss)
Net of Tax                     $ (96,300)
Other Comprehensive (Loss) :
Unrealized gain (loss)
on securities                    320,145
Total Other
Comprehensive (Loss)             320,145
Comprehensive Income (Loss)
Before Income Taxes            $ 320,145
Income Taxes (Provision)
Benefit
Related to Items of
Comprehensive Income             (85,330)
Comprehensive Income
(Loss)                         $ 234,815




     TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
         Consolidated Statement of Stockholders' Equity
      From December 31, 1997 to March 31, 2000


                                   PreferredPreferred   Common
                                    Shares    Stock     Shares
 Balance, December 31, 1997                            2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share                   13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                     60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share                   15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share                        30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share                  135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                       375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per share                       18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share                     60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share                        60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share                  225,000

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                             3,633,204





                                                        Additional     Stock
                                             Common     Paid in     Subscription
                                              Stock     Capital      Receivable



Balance, December 31, 1997                $    2,340   $  633,096           -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13       14,096

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60       53,940

Common stock issued June 17, 1998
for securities valued @ $.084 per share           15        1,235

Common stock issued June 17, 1998
for note payable @ $.334 per share                30       10,131

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135       44,865

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300       99,9700

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                375       62,125      (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share               19        6,031

Common stock issued December 31, 1998
for management fees @ $.334 per share             61       20,192

Common stock issued December 31, 1998
for note payable @ $.334 per share                60       20,102

Common stock issued December 31,1998
for securities valued @ $.206 per share          225       46,025

Contributed capital                                -        4,139

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                     3,633    1,015,677      (62,500)











                                                        Comprehensive
                                          Retained        Income        Total
                                           Earnings      (Loss)


Balance, December 31, 1997                $  95,266          $ -    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share                                  14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                                     54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share                                   1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                                        10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share                                  45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                                100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                                         250

Common stock issued December 31, 1998
for note payable @ $.3234 per share                                      6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share                                     20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                                        20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share                                   46,400

Contributed capital                                                     1,717

Net loss for the year ended
December 31,1998                            (62,126)                   (62,126)

Balance, December 31, 1998                   33,140            -      989,950





      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued) From December 31, 1997 to March 31, 2000

                                   Preferred      Preferred             Common
                                    Shares          Stock              Shares
Balance, December 31, 1998                                           3,633,204

Recapitalization (Note 1)                                              526,672

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                  313,942

Common stock issued on March 15,
1999 for the purchase of Gam

Properties, Inc. @ $0.63 per share                                   1,120,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share         700,000     700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share            150,000     150,000

Stock subscription receivable

Common Stock issued December
1999 for cash @ $0.22 per share                                          320,000

Common Stock issued December 1999
for management fees @ $0.06 per share                                    489,600

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999              850,000         850,000   $ 6,403,418

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                        72,000

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                        123,000

Comprehensive (loss) March 31, 2000

Net lncome for the three months ended
March 31, 2000

Balance, March 31, 2000                 850,000       850,000   $ 856,598,418




                                                      Additional      Stock
                                        Common         Paid in     Subscription
                                        Stock          Capital      Receivable


Balance, December 31, 1998                   3,633    1,015,677      (62,500)

Recapitalization (Note 1)                      527       33,396      (20,000)

Common stock issued March 15, 1999
for services valued @ $0.63 per share          314      196,527      196,841

Common stock issued on March 15,
1999 for the purchase of Gam

Properties, Inc. @ $0.63 per share           1,120      698,880      700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                -            -            -

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                   -            -            -

Stock subscription receivable                    -            -       20,000

Common Stock issued December
1999 for cash @ $0.22 per share                320       71,625

Common Stock issued December 1999
for management fees @ $0.06 per share          489       28,886

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999              $    6,403   $2,044,991   $  (62,500)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                    72        4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share              123       17,877

Comprehensive (loss) March 31, 2000

Net lncome for the three months ended
March 31, 2000

Balance, March 31, 2000                 $    6,598   $2,067,116   $  (62,500)












                                                      Comprehensive
                                           Retained     Income          Total
                                            Earnings    (income)

Balance, December 31, 1998                  33,140             -       989,950

Recapitalization (Note 1)                                                13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                   196,841

Common stock issued on March 15,
1999 for the purchase of Gam

Properties, Inc. @ $0.63 per share                                     700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                                       700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                                          150,000

Stock subscription receivable                                           20,000

Common Stock issued December
1999 for cash @ $0.22 per share                                        71,945

Common Stock issued December 1999
for management fees @ $0.06 per share                                 29,375

Net loss for the year ended
December 31, 1999                         (712,680)                  (712,680)

Balance, December 31, 1999               $ (679,540)        $ -    $2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                             4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                        18,000

Comprehensive (loss) March 31, 2000                        234,815       234,815

Net lncome for the three months ended
March 31, 2000                             (96,300)                    (96,300)

Balance, March 31, 2000                 $ (775,839)       $ 234,815  $2,320,190


                 Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2000 and 1999
                                         Three Months     Three Months
                                           Ended            Ended
                                           March 31,       March 31,
                                           2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Income from operations                 $   (96,300)   $     7,023
Depreciation expense                        49,095         21,091
(Increase) in accounts receivable         (128,278)       (12,858)
Decrease in prepaid rent                         -          2,895
Unrealized (gain) on
valuation of marketable securities               -        (89,374)
(Increase) in assets held for sale          (8,707)             -
(Decrease) / increase in
accounts payable                           (13,864)        33,802
Increase in loans payable                  152,612         71,775
Increase in security deposits                  910            625
Deferred tax benefit                       (24,230)         1,239
Common stock issued for services            22,320              -
Net cash provided / (used)
by operating activities                    (46,442)        36,218
CASH FLOWS FROM INVESTING ACTIVITIES
Net provided by investing activities             -              -
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property Mortgages                    -            (98)
Loan fees                                   35,945              -
(Decrease) in line of credit                (4,524)
Greentree Lease                               (348)          (566)
Mortgage Principal                          (4,451)        (4,288)
Net cash (used) by
financing activities                        26,622         (4,952)
Net increase / (decrease) in cash          (19,821)        31,266
Cash at beginning of period                 43,236            191
Cash at end of period                  $    23,415    $    31,457
Supplemental Cash
Flow Disclosures
Cash paid during the
period for interest                    $   142,204    $    38,767
Schedule of Non-Cash Activities
Common stock issued
for services                           $    2$                  -
Common stock issued
for acquisition of subsidiary $                  -    $ 1,120,000
Preferred stock issued
for acquisition of subsidiary $                  -    $   700,000



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

b.       Basis of Consolidation

The consolidated financial statements of Triad Industries, Inc. include those accounts of RB Capital & Equity Inc., Gam Properties Inc., Healthcare Resource Management Inc., Triad Realty, and Miramar Road Associates, LLC. Triad Industries owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

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

Intangible assets consist of loan fees arrived from refinancing of the Miramar building. The loan fees are being amortized on a straight-line basis over a period of twenty-five years.

g.  Accounts Receivable

The Company has entered into various contracts, by which the Company provides financial services.

h.  Concentration of Credit  Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at March 31, 2000 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 and 4 reflect the fair value of notes, trusts, and mortgages payable in accordance with paragraph 11, 12, and 13 of SFAS 107.

i.  Investments in Securities

Marketable securities at March 31, 2000 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the state statement of operations under other income & expenses.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.  Revenue Recognition and Deferred Revenue

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

n.  Note receivable

The $254,554 note receivable represents a non interest bearing note the Company received in the acquisition of the final one percent of Miramar Road Associates, Inc.


NOTE 3.  ASSETS HELD FOR SALE

     Location       Description      Cost          Debt

2016-18 Balboa*      4 Units    $  420,000   $  306,838
2015-17 Hornblend*
2135-39 Grand Ave.   Tri-plex      355,350      233,955
4592 Brancroft       7 Units       396,100      264,099
3635 3rd. Ave.       Condo         180,000      113,004
NRV                                            (143,255)
Total                           $1,208,195   $  914,515

     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 143,255 in accordance with SFAS 121. By classifying these properties as held for sale the Company is bypassing an approximated annual depreciation expense of $40,273. The net operating loss for Gam Properties, Inc. for the period ending March 31, 2000 is $(1,528).


NOTE 4.  LONG-TERM DEBT MIRAMAR BUILDING

                      Interest Rate     Debt        Maturity Date
First Trust Deed 2/2000     10.470 %   $1,800,000   12/08/25
Second Trust Deed 10/1999   14 %          380,000   12/08/02
Third Trust Deed 6/1999     14 %          315,000   12/08/02
Forth Trust Deed 4/1999     14 %          259,000   12/08/02
Fifth Trust Deed 6/2000     14 %           28,500   12/08/02

                                         $2,782,500
                                                       ==================

     The office building collateralized the above loans. The loan agreements provide for monthly payments of interest with principle due at the above dates. On September 20, 1999 the Company acquired the remaining one-percent partner minority interest on the Miramar property for $ 7,000 and paid off $ 192,000 of the outstanding mortgage liability. The Company decrease its outstanding liability to the former owner and increase paid in capital for the remaining 1% interest.






NOTE 5. PROPERTY & EQUIPMENT

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

Land                            $   327,614
Buildings                         3,067,619
Computer                              1,000
Furniture                             7,224
Tenant Improvements                 153,738
                      ---------------------
                      ---------------------
                                $ 3,557,195
Less Accumulated Depreciation      (178,838)
                      ---------------------
                      ---------------------

Net Property and Equipment      $ 3,378,357
                      =====================


NOTE 6.  OPERATING LEASE

     The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 3,434 per month. The Companys lease agreement expires December 31, 2000. The Company has an option to continue on a month to month basis at the end of the current lease. Rent expense as of March 31, 2000 and December 31, 1999 is $ 11,179 and $ 27,855, respectively.

       Year Ending
---------------
---------------
2000     41,208
2001     42,000
2002     42,000
2003     42,000
2004     42,000
---------------
---------------
       $209,208
===============







NOTE 7.  ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEET

     Accounts receivable consist of the following:             March 31, 2000

Accounts receivable  Various             $ 12,162
Accounts receivable  Carrera                  520
Accounts receivable - Contracts            118,630
Accounts receivable  Gahi                   1,450
Accounts receivable  Trans-Caribe           2,687
Accounts receivable  Fortune Oil           11,500
Accounts receivable  Management fees       30,886
Accounts receivable  Escondido capital     12,041
Accounts receivable  Bellissima             8,000
Accounts receivable  3rd. Avenue           15,083
Accounts receivable  Ashy                   5,000
Accounts receivable  Trans-Caribe           1,000
Total                                     $218,959

     The Company expects to collect accounts receivable within one year. As of March 31, 2000 the accounts receivable outstanding is fully expected to be collected. Therefore, the Company has not set up an allowance for doubtful accounts.

NOTE 8.  BASIC & DILUTED LOSS PER COMMON SHARE

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
                                     March 31,            December 31,
                                      2000                   1999
                                --------------------------------
                                --------------------------------
Numerator  income (loss)              $   138,515   $     7,023
Denominator  weighed average
number of shares outstanding             6,514,585     5,055,774
                                --------------------------------
                                --------------------------------

Basic gain / (loss) per share          $      0.02   $     (0.14)
                                ================================

March 31,                                            December 31,
                                              2000          1999
                                --------------------------------
Numerator  income (loss)              $   138,515   $     7,023
Denominator  weighed average number
of shares outstanding                    8,214,585     6,276,048
                                --------------------------------
                                --------------------------------

Diluted gain / (loss) per share        $      0.02   $     (0.11)
                                ================================



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

At March 31, 2000 the Company has significant  operating and capital losses carryfoward. The benefits resulting for the purposes have been estimated as follows:

                                       March 31,
                                          2000
                                 ------------------
                                 -----------------
Net Operating Losses :
Beg. Retained Earnings                   (679,540)
                               ------------------
Net operating gain for March 31, 2000     138,515
                               ------------------
                               ------------------
Ending Retained Earnings                 (541,025)

Income Tax Benefit                      $(306,200)
                               ==================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. Net operating loss carryforward expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is not needed. Income tax benefit was decreased by $61,100 for the first quarter of 2000.


NOTE 11.  MARKETABLE SECURITIES

At March 31, 2000, the Company held trading securities of the following companies:

                     Trading Trading  Number of    Value Price       FMV
                      Symbol Market    Shares      At Period End  At Period End

Fortune Oil             fogc   otc     33,000             0.12   3,960
Greenland               glcp   otc      4,113             1.00   4,113
Peacock Financial       pfck   otc    200,000             1.76 352,303
Phantom Film Corp.      phlm   otc    150,000             0.03   4,500
Total Entertainment     ttln   otc     55,000             0.06   3,300

Total                                                           $368,176


The Company is in accordance with SFAS 130   when  reporting  trading
securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of March 31, 2000 in accordance with SFAS 130.


NOTE 12.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At March 31, 2000, the Company held investments in the following companies:

                              Trading    Number of    Value Price    Balance
                               Market     Shares    At Period End  At Period End
                                               --------------------------------

Beach Brew                        n/t     625,000                0.02   17,500
Blue Gold                         n/t     125,000                0.00      125
Carrara                           n/t     325,000                0.00      370
* Heritage National Corporation   n/t     250,000                0.10   25,000
Mezzanine Capital                 n/t     107,000                3.25  347,750
Nicholas Inv.                     n/t     364,583                0.00      364
* Pro Glass                       n/t   1,868,892                0.08  186,889
Spa International                 n/t     245,165                0.00        0
Superior Oil                      n/t     100,000                0.03    3,000
Thunderstone                      n/t       3,068                0.03       92
Regan Corp.                       n/t       5,000                0.00        0
Processing Research Inc.          n/t      20,000                0.01      339
                                                          --------------------
Total                                                                $ 581,429
                                                          ====================






NOTE 12.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE (CONTINUED)

     In 1995, the Company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass Technologies, Inc. at $ .10 a share. Heritage National Corporation values remained the same due to the Companies not trading at periods end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $ 5.00 preferred stock of American Health Systems that was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses.

NOTE 13.  STOCK TRANSACTIONS

     For transactions with other than employees stock issuance are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliable measurable.

As of January 1, 1998, there were 2,339,529 shares of common stock outstanding.

In June of 1998, the Company issued 13,200 shares of common stock valued at $1.07 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

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




NOTE 13.  STOCK TRANSACTIONS (CONTINUED)

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




NOTE 14. SUBSEQUENT EVENT

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


NOTE 15.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2000.

(A) Preferred Stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 850,000 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 6,598,418 and 6,403,418 shares issued and outstanding for 2000 and 1999, \ respectively.

     The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of March 31, 2000. The preferred stock is (1) non-voting, (2) convertible at the second anniversary from issuance on a two for on (2:1) basis to common stock,
(3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.


NOTE 16.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

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

As of March 31, 2000 there were no stock options issued or outstanding.

NOTE 17.  RESTATED FINANCIAL STATEMENTS

     The financial statements for the period ended March 31, 2000 have been restated by management to comply with SEC regulations.

                                    1




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of March 31, 2000 the Company has $2,129,007 in current assets compared to current liabilities of $4,029,157. Management of the Company realizes that there is an impairment to liquidity. The current assets are comprised of $23,415 in cash, accounts receivable of $218,959, marketable securities of $368,176, tax impound accounts of $4,028, assets held for sale of $1,208,195 and a deferred tax benefit of $306,200. The current liabilities are comprised of accounts payable of $7,109, loans payable of $245,499, leases payable of $1,307, line of credit of $20,597, taxes payable of $16,855, Security deposits of $40,775, and notes due on property of $3,697,015. The company has a $30,000 bank line of credit which is mentioned above. The $50,000 credit line is an adjustable rate loan. The loan is an open revolving line of credit, with annual terms of prime plus 3.65%. (ie. If prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. As of March 31, 2000 there was $20,597 outstanding on this line of credit. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. During 1999, the Company disposed of several real properties that were generating losses. Also, management restructured debt on the commercial center to reduce interest expense. Management feels these were major contributors to the losses incurred along with the merger / acquisition costs the Company experienced in 1999. Management anticipates that net income would have to increase by about $102,000 a year during the carryforward period to recognize this benefit.

Results of Operations

For the quarter ended March 31, 2000 the Company had revenues of $264,176 and operating expenses of $233,292 compared to revenues of $179,420 and operating expenses of $221,765 for the same period of 1999. Depreciation and amortization was up $28,004 for the first three months of 2000 compared to the same period of 1999. This is attributed to the fact the Company acquired the Miramar Property at the end of February 1999, therefore; in 2000 the Company had a full three months depreciation on this asset. There was also approximately a $103,437 increase in interest expense for the first quarter of 2000. This can also be attributed to the acquisition of the Gam and Miramar properties. General and Administrative expenses also increased in the first quarter of 2000 when compared to the same period of 1999. This $32,398 increase can also be attributed to the Gam and Miramar acquisitions. For the three months ended March 31, 2000 Financial Service revenue dropped by $21,855. Management has not been able to determine any one factor to be the cause of this drop. However, operating expenses were lower by approximately the same percentage when compared to the same period the year before. For the three months ended March 31, 2000 real estate rental income increased $106,611. This is attributed to the fact the Company acquired the Gam and Miramar Properties at the end of February 1999. This is also a contributing factor to the increase in depreciation and the increase in operating costs related to the real estate segment. The Company operates in both the real estate and financial services fields:




                                                   Revenues for the
                                              Three Months Ended
                                                    By Division

                                                March 31, 2000   March 31, 1999
Financial Services                                   $ 97,320           $119,175
Rental Income                                         166,856             60,245

Total                                                $264,176           $233,292

     There are no known trends, events or uncertainties that management is aware of that are likely to have an impact on liquidity or revenues from continuing operations. The only significant expense that is not an operating expense is interest expense. Interest expense increased by $103,437, due to the real estate holdings the Company acquired in February of 1999. There are no material planned expenditures for plant, property or equipment. There are no seasonal aspects, which had a material impact on the Companys operations.

Net Operating Loss

     The Company has accumulated approximately $775,839 of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 1999 in the amount of $367,300 and for the three months ended March 31, 2000 in the amount of $306,200. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. During 1999, the Company disposed of several real properties that were generating losses. Also, management restructured debt on the commercial center to reduce interest expense. Management feels these were major contributors to the losses incurred along with the merger / acquisition costs the Company experienced in 1999. Management anticipates that net income would have to increase by about $102,000 a year during the carryforward period to recognize this benefit.

Sale of Common Capital Stock

On January 5, 2000 the Company issued 72,000 shares of common stock to six directors for directors fees at $.06 per share, for total consideration of $4,320.

On March 1, 2000 the Company issued 123,000 shares of common stock to its President for services rendered at $.15 per share, for total consideration of $18,000.

All of the above issued shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

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


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     A lawsuit was filed (case #729554) naming GAM Properties, Inc., a wholly owned subsidiary, as a defendant. The Companys attorneys advised the suit was without merit. The case was dismissed without prejudice on March 21, 2000.

                          ITEM 2. CHANGES IN SECURITIES

     On January 5, 2000 the Company issued 72,000 shares of common stock to six directors for fees at $.06 per share, for total consideration of $4,320.

     On March 1, 2000 the Company issued 123,000 shares of common stock to its President for services rendered at $.15 per share, for total consideration of $18,000.

     All of the above issued shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

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


Dated: May 23, 2001

By:_____________________
Gary DeGano
President, Director


By:_____________________
Michael Kelleher
Secretary, Treasurer and Director
























                                                                  S-1