Form 10QSB/A
period 2000-06-30
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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

                           Consolidated Statements of Operations six months
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

                           Signatures                                      S-1






                                                                  ii







                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of June 30, 2000, and the balance sheet of the Company as of December 31, 1999, derived from the Companys audited financial statement, the unaudited statement of operations and cash flows for the six months ended June 30, 2000 and June 30, 1999, the statements of stockholders equity for the period from December 31, 1997 through June 30, 2000 are attached hereto and incorporated herein by this reference. Operating results for the quarters ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.








To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue, Suite A
Escondido, CA. 92025


                         INDEPENDENT ACCOUNTANTS REPORT


     We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (formerly RB Capital & Equities, Inc.) as of June 30, 2000 and the related statements of income, changes to stockholders equity, and cash flows for the three and six months ended June 30, 2000 and 1999 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


__________________________________
ARMANDO C. IBARRA, C.P.A. - APC



August 2, 2000
San Diego, California











                  TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
                Consolidated Balance Sheets
         As of June 30, 2000 and December 31, 1999
                          ASSETS
                           Six Months
                            Ended         Year Ended
                           June 30,        December 31,
                                 2000         1999
Current Assets
Cash                       $   75,050   $   43,236
Accounts receivable           186,613      345,235
Accounts receivable
medical clinic              1,512,850            -
Marketable securities          91,220      454,460
Impound account                 1,959        4,062
Assets held for sale        1,022,095    1,202,095
Deferred tax benefit          348,490      367,300
Total Current Assets        3,238,277    2,416,387
Net Property & Equipment    3,396,008    3,386,717
Other Assets
Note receivable               254,554            -
Investment in securities
available for sale            746,612      175,000
Security deposits                 325            -
Gift certificates               6,000        6,000
Net loan fees                       -       71,889
Total Other Assets          1,007,491      252,889
TOTAL ASSETS               $7,641,776   $6,055,993



                          TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equity, Inc.)
                        Consolidated Balance Sheets
                 As of June 30, 2000 and December 31, 1999
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                  Six Months
                                    Ended                Year Ended
                                    June 30,             December 31,
                                          2000           1999
Current Liabilities
Accounts payable                   $    10,187    $    20,963
Loans payable                          250,553         90,715
Greentree lease                            767          1,655
Taxes payable                            6,251         16,855
Line of credit                          30,000         25,121
Security deposits                       39,712         39,865
Notes payable on assets
held for sale                          796,922        918,966
Trust deeds and mortgages            2,782,500      2,782,500
Total Current Liabilities            3,916,892      3,896,639
TOTAL LIABILITIES                    3,916,892      3,896,639
Stockholders' Equity
Preferred stock ($1.00
par value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding
as of June 2000 and
December 1999, respectively)           850,000        850,000
Common stock ($0.001 par
value, 50,000,000 shares
authorized 8,170,303 and
6,403,418 shares issued and
outstanding as of June 2000
and December 1999, respectively)         8,170          6,403
Paid in capital                      3,537,682      2,044,991
Stock subscription receivable          (62,500)       (62,500)
Retained earnings (deficit)           (768,568)      (679,540)
Comprehensive income                   160,101              -
Total Stockholders' Equity           3,724,885      2,159,354
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY             $ 7,641,776    $ 6,055,993




                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equity, Inc.)
        Consolidated Statements of Operations
                     Six Months     Six Months    Three Months     Three Months
                      Ended           Ended          Ended            Ended
                     June 30,       June 30,       June 30,          June 30,
                      2000            1999            2000            1999
REVENUES
Consulting
income                $   328,349    $   188,296    $   231,029    $    69,121
Rental income               333,316        184,290        166,460        124,045
Cost of
revenues                   (38,135)       (98,818)       (20,735)       (37,680)
GROSS PROFIT              623,530        273,768        376,754        155,486
OPERATING COSTS
Bad debt
expense                         -          5,637              -              -
Depreciation                83,094         59,011         33,999         37,920
Administrative
expenses                   410,058        560,127        243,161        426,228
Total Operating
Costs                      493,152        624,775        277,160        464,148
NET OPERATING INCOME
(LOSS)                     130,378       (351,007)        99,594       (308,662)
OTHER INCOME & (EXPENSES)
Interest income                 660            339            343            339
Other expense                  (54)             -            (54)             -
Unrecognized
gain / (loss )                   -           (149)             -           (149)
Net realized
gain on
sale of marketable
securities                  36,310              -         51,508              -
Unrealized gain on valuation
of marketable
securities                       -        169,782              -         80,408
Net gain / (loss) on disposable
assets                      (1,059)      (206,715)        (5,559)      (206,715)
Utility
charges                      1,250              -              -              -
Fee
income                           74            953             54            953
Interest
expense                   (286,048)      (118,664)      (143,844)       (79,897)
Total Other Income &
(Expenses)                (248,867)      (154,454)       (97,553)      (205,061)
NET INCOME (LOSS) BEFORE
TAXES                     (118,489)      (505,461)         2,041       (513,723)
INCOME TAX (PROVISION)
BENEFIT                      29,461        154,453           (306)       176,582
NET INCOME
(LOSS)                 $   (89,028)   $  (351,008)   $     1,735    $  (337,141)
BASIC EARNINGS (LOSS)
PER SHARE              $     (0.01)   $     (0.08)   $      0.00    $     (0.07)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING               6,570,857      4,285,937      6,570,857      5,002,908
DILUTED EARNINGS (LOSS)
PER SHARE              $     (0.01)   $     (0.08)   $      0.00    $     (0.08)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES
OUTSTANDING               8,270,857      4,409,014      8,270,857      4,409,014


                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
         Consolidated Statement of Comprehensive Income (Loss)
            For the Six and Three Months Ended June 30, 2000
                              Six Months      Three Months
                                Ended            Ended
                                June 30,        June 30,
                                 2000             2000
Net Income (Loss)
Net of Tax                     $ (89,028)   $   1,735
Other Comprehensive (Loss) :
Unrealized gain (loss)
on securities                    208,372     (111,773)
Total Other Comprehensive
(Loss)                           208,372     (111,773)
Comprehensive Income (Loss)
Before Income Taxes            $ 208,372    $(111,773)
Income Taxes (Provision)
Benefit
Related to Items of
Comprehensive Income             (48,271)      26,351
Comprehensive Income
(Loss)                         $ 160,101    $ (85,422)
                                                    -





     TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
         Consolidated Statement of Stockholders' Equity
      From December 31, 1997 to March 31, 2000


                                   PreferredPreferred   Common
                                    Shares    Stock     Shares
 Balance, December 31, 1997                            2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share                   13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                     60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share                   15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share                        30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share                  135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                       375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per share                       18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share                     60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share                        60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share                  225,000

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                             3,633,204





                                                        Additional     Stock
                                             Common     Paid in     Subscription
                                              Stock     Capital      Receivable



Balance, December 31, 1997                $    2,340   $  633,096          -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13       14,096

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60       53,940

Common stock issued June 17, 1998
for securities valued @ $.084 per share           15        1,235

Common stock issued June 17, 1998
for note payable @ $.334 per share                30       10,131

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135       44,865

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300       99,700

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                375       62,125      (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share               19        6,031

Common stock issued December 31, 1998
for management fees @ $.334 per share             61       20,192

Common stock issued December 31, 1998
for note payable @ $.334 per share                60       20,102

Common stock issued December 31,1998
for securities valued @ $.206 per share          225       46,025

Contributed capital                                -        4,139

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                     3,633    1,015,677      (62,500)











                                                        Comprehensive
                                          Retained        Income        Total
                                           Earnings      (Loss)


Balance, December 31, 1997                $  95,266          $ -    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share                                  14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                                     54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share                                   1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                                        10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share                                  45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                                100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                                         250

Common stock issued December 31, 1998
for note payable @ $.3234 per share                                      6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share                                     20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                                        20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share                                   46,400

Contributed capital                                                     1,717

Net loss for the year ended
December 31,1998                            (62,126)                   (62,126)

Balance, December 31, 1998                   33,140            -      989,950





      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued) From December 31, 1997 to June 30, 2000

                                   Preferred      Preferred             Common
                                    Shares          Stock              Shares
Balance, December 31, 1998                                           3,633,204

Recapitalization (Note 1)                                              526,672

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                  313,942

Common stock issued on March 15,
1999 for the purchase of Gam

Properties, Inc. @ $0.63 per share                                   1,120,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share         700,000     700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share            150,000     150,000

Stock subscription receivable

Common Stock issued December
1999 for cash @ $0.22 per share                                          320,000

Common Stock issued December 1999
for management fees @ $0.06 per share                                    489,600

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999              850,000         850,000   $ 6,403,418


 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                                            72,000

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                        123,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                                          72,000

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC.
 @ $0.96 a share                                                     1,463,302

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                                         36,583

Comprehensive Income June 30, 2000

 Net Income for the six months ended

 June 30, 2000

 Balance, June  30, 2000               850,000    $ 850,000       8,170,303


                                                        Additional     Stock
                                              Common     Paid in   Subscription
                                              Stock      Capital     Receivable


Stock issued on January 5, 2000
to Directors @ $0.06 a share                       72        4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                 123       17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                       72       35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                 1,463    1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                   37       35,083

Comprehensive Income June 30, 2000

Net Income for the six months ended

June 30, 2000

Balance, June 30, 2000                     $    8,170   $3,537,682   $  (62,500)






                                                  Comprehensive
                                      Retained     Income              Total
                                       Earnings   (loss)


Stock issued on January 5, 2000
to Directors @ $0.06 a share                                              4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                        18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                             36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                                      1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                                         35,120

Comprehensive Income June 30, 2000                          160,101

Net Income for the six months ended

June 30, 2000                                  (89,028)                (89,028)

Balance, June 30, 2000                 $  (768,568)     $ 160,101   $ 3,564,784


              TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equity, Inc.)
      Consolidated Statements of Cash Flows
  For the six months ended June 30, 2000 and 1999
      And for the three months ended June 30, 2000 and 1999
                                     Six Months         Six Months
                                         Ended             Ended
                                       June 30,           June 30,       ,
                                         2000               1999
 CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations          $   (89,028)   $  (351,008)
Depreciation expense                        83,094         59,011
(Increase) / decrease
in accounts receivable                     (95,932)        14,828
(Increase) / Decrease
in impound account                           2,103              -
Unrealized (gain) on available
for sale securities                              -       (169,782)
Sale of marketable
securities                                  99,175              -
Purchase of marketable
securities                                (250,000)             -
(Increase) / decrease
in prepaid rent                                  -          1,490
(Decrease) / increase
in accounts payable                        (10,776)        (8,842)
Increase / (Decrease)
in loans payable                           159,838        102,385
Increase in management fees                      -         19,463
(Decrease) in security deposits               (478)        (7,895)
Decrease in assets held for sale           177,393              -
(Decrease) in taxes payable                (10,604)             -
(Increase) / decrease
in deferred tax benefit                    (29,461)      (154,453)
Common stock issued for services            93,440              -
Net Cash provided / (used) by
operating activities                       128,774       (494,803)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property
& equipment                                (51,638)        (3,438)
Acquisition of investment
property                                         -      1,577,386
Loan fees                                   71,890       (143,779)
Net cash provided / (used)
by investing activities                     20,252      1,430,169
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in credit Line                      4,879              -
Greentree lease                               (888)        (1,052)
Investment property
mortgages                                 (121,202)      (880,845)
Common stock                                     -          5,594
Net cash (used) by
financing activities                      (117,211)      (876,303)
Net increase in cash                        31,815         59,063
Cash at beginning of
period                                      43,235            191
Cash at end of period                  $    75,050    $    59,254
Supplemental Cash
Flow Disclosures
Cash paid during year
for interest                           $   286,048    $    86,530
Schedule of Non-Cash
Activities
Common stock issued
for services                           $    93,44$              -
Common stock received
for services                           $   180,00$              -
Common stock issued for
acquisition of subsi$iary 1,463,302    $ 1,120,000
Preferred stock issued for
acquisition of su$sidiary                        -    $   700,000









                                  Three Months      Three Months
                                    Ended              Ended
                                    June 30,          June 30,
                                      2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations          $     1,735    $  (337,141)
Depreciation expense                        33,999         37,920
(Increase) / decrease in
accounts receivable                         32,346         27,686
(Increase) / Decrease
in impound account                           2,103              -
Unrealized (gain) on available
for sale securities                              -        (80,408)
Sale of marketable
securities                                  99,175              -
Purchase of marketable
securities                                (250,000)             -
(Increase) / decrease
in prepaid rent                                  -         (1,405)
(Decrease) / increase
in accounts payable                         (3,078)        14,181
Increase / (Decrease)
in loans payable                            (7,226)        36,805
Increase in management
fees                                             -         19,463
(Decrease) in security
deposits                                    (1,388)        (8,520)
Decrease in assets
held for sale                              186,100              -
(Decrease) in taxes
payable                                    (10,604)             -
(Increase) / decrease in
deferred tax benefit                        20,933       (176,582)
Common stock issued
for services                                71,120              -
Net Cash provided / (used)
by operating activities                    175,215       (468,001)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property
& equipment                                (51,638)        (3,438)
Acquisition of investment
property                                         -      1,577,386
Loan fees                                   35,945       (143,779)
Net cash provided / (used)
by investing activities                    (15,693)     1,430,169
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in credit Line                      9,403              -
Greentree lease                               (540)          (486)
Investment property
mortgages                                  (116,751)      (933,885)
Common stock                                     -              -
Net cash (used) by
financing activities                      (107,888)      (934,371)
Net increase in cash                        51,635         27,797
Cash at beginning of period                 23,415         31,457
Cash at end of period                  $    75,050    $    59,254
Supplemental Cash
Flow Disclosures
Cash paid during year
for interest                           $   143,877    $    47,763
Schedule of Non-Cash
Activities
Common stock issued
for services                           $    71,12$              -
Common stock received
for services                           $   180,00$              -
Common stock issued
for
acquisition of subsi$iary 1,463,30$              -
Preferred stock issued
for acquisition of subsidiary     $              -$             -






NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a special meeting of the shareholders held June 6, 1990 the Company name was changed to Combined Communication, Corp. On June 7, 1990 the Company completed the merger and became a Nevada Corporation. On October 17, 1997, the Company met to amend the Articles of Incorporation. The name of the Company was changed to RB Capital & Equities, Inc. On March 15, 1999, at a special meeting of the shareholders HRM (1) reversed its common stock on a one for ten (1:10) from 5,256,716 to 526,672 shares outstanding. Also at the meeting of shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of HRM post split common stock and 700,000 shares of $1.00 preferred stock. The only significant shareholder was American Health Systems, Inc. who owned 373,333 of common shares before the merger and 1,120,000 of common stock after the merger. The 700,000 shares of preferred stock were issued to American Health Systems, Inc. for the note payable and the 99% interest RB Capital had acquired in Miramar Road Associates. 1,120,000 shares of common stock of the 5,068,150 shares issued to RB Capital & Equities, Inc. went to American Health Systems, Inc. in exchange for the 373,333 originally received from RB Capital & Equities, Inc. as consideration for 100% of Gam Properties. This 1,120,000 represents a 3 for 1 forward split of the 373,333 shares of RB Capital & Equities common stock. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital & Equities, Inc. controlled HRM after the acquisition. Therefore, RB Capital & Equities, Inc. was treated as the acquiring entity for accounting purposes and HRM was the surviving entity for legal purposes. On March 15, 1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporation name to Triad Industries, Inc. Triad Industries, Inc. is a holding Company with no operations of its own. On June 30, 2000, Triad Industries, Inc. acquired certain assets subject to certain liabilities of Northwest Medical Clinic, Inc., acquired certain assets of Amerimed of Georgia, Inc. (a Georgia Corporation) and acquired certain assets of Florimed of Tampa, Inc. (a Florida Corporation). These certain assets subject to the certain liabilities were combined and put into a newly formed and capitalize corporation operating under the name Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic, Inc. operates in the personal injury area and also performs sleep apnea procedures. The Company has authorized 50,000,000 shares of $0.001 par value common stock.


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

g.  Accounts Receivable

The Company has entered into various contracts, by which the Company provides financial services.

                         Accounts receivable                 $     2,876,509
                         Reserve for bad debts                    (1,306,477)

                                                           $       1,512,850

The 1,512,850 is a receivable of Northwest Medical Clinic (a subsidiary) for services rendered.

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

j.  Revenue Recognition and Deferred Revenue

     Revenue includes the following: Miramar Road Associates, Inc. revenue consists of commercial rental income. Revenue for Miramar is recognized at each month beginning on a receivable basis. Gam Properties Inc. revenue consists of residential rental income. Revenue for Gam is recognized at each month beginning on a receivable basis. RB Capital & Equities, Inc. revenue consists of consulting income. Northwest Medical Clinic, Inc. revenue consists of medical services. Northwest revenue is recognized at the time a patient has had services performed on their behalf. RB Capital & Equities, Inc. has various consulting contracts outstanding in which the Company performs a set of various financial services. RB Capital recognizes revenue when services on contracts are provided.

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



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n.  Note receivable

     The $254,554 note receivable represents a non interest-bearing note the Company received in the acquisition of Miramar Road Associates, Inc.


NOTE 3.  TRUST DEEDS & MORTGAGES

   Location       Description      Cost               Debt
2016-18 Balboa       4 Units    $  420,000   $  305,266
2015-17 Hornblend
2135-39 Grand Ave.   Tri-plex      355,350      231,209
4592 Bancroft        7 Units       390,000      260,447
NRV                                            (143,255)
                        ------------------------------------
                        ------------------------------------
Total                           $1,022,095   $  796,922
                        ====================================

In April the 3rd Ave. #4 property sold for $ 173,000. The total cost of the asset sold was $ 154,892 leaving a net gain of $ 18,108. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 143,255 in accordance with SFAS 121. By classifying these properties as held for sale the Company is bypassing an approximated annual depreciation expense of $34,070. The net operating loss for Gam Properties, Inc. for the period ending June 30, 2000 is $(33,565).

NOTE 4.  LONG-TERM DEBT MIRAMAR BUILDING

First Trust Deed 2/2000     $1,800,000
Second Trust Deed 10/1999      380,000
Third Trust Deed 6/1999        315,000
Forth Trust Deed 4/1999        259,000
Fifth Trust Deed 6/2000         28,500
                            $2,782,500

     The office building collateralized the above loans. The loan agreements provide for monthly payments of interest with principle due at the above dates. Management has negotiated with the current lender a short-term extension of these maturity dates and is attempting to obtain long term financing. On September 20, 1999 the 121 Company acquired the remaining one-percent partner minority interest on the Miramar property for $ 7,000 and paid off $ 192,000 of the outstanding mortgage liability. The Company decrease its outstanding liability to the former owner and increase paid in capital for the remaining 1% interest.


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

Land                            $   327,614
Property & equipment                 34,070
Buildings                         3,075,159
Computer                              4,764
Furniture                            12,223
Tenant Improvements                 155,003
                  -------------------------
                  -------------------------
                                $ 3,608,883
Less Accumulated Depreciation      (212,838)
                  -------------------------
                  -------------------------

Net Property and Equipment      $ 3,396,008
                  =========================


NOTE 6.  ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEET

     Accounts receivable consist of the following:
                                  June 30, 2000

Accounts receivable  Various        $ 18,743
Accounts receivable  Contracts       118,630
Accounts receivable  Carrera             520
Accounts receivable  Gahi              1,450
Accounts receivable  Trans-Caribe      3,687
Accounts receivable  Fortune Oil      11,500
Accounts receivable  Bellissima       11,000
Accounts receivable  3rd. Avenue      15,083
Accounts receivable  Ashy              5,000
Accounts receivable  Trans-Caribe      1,000

Total                                $186,613








NOTE 7.  BASIC & DILUTED EARNINGS (LOSS) PER COMMON SHARE

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
                                 June 30,             December 31,
                                    2000                   1999
Numerator income / (loss)         $    81,508   $  (712,680)
Denominator weighed average
number of shares outstanding        6,570,857     5,055,774
                           --------------------------------
                           --------------------------------

Basic gain / (loss) per share     $      0.01   $     (0.14)
                           ================================

June 30,                                        December 31,
                                         2000          1999
                           --------------------------------
Numerator income / (loss)         $    81,508   $  (712,680)
Denominator weighed average
number of shares outstanding        6,570,857     6,276,048
                           --------------------------------
                           --------------------------------

Diluted gain / (loss) per share   $      0.01   $     (0.11)
                           ================================


NOTE 8.  OPERATING LEASE

     The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 3,434 per month. The Companys lease agreement expires December 31, 2000. The Company has an option to continue on a month to month basis at the end of the current lease.

Rent expense as of June 30, 2000 and December 31, 1999 is $ 21,997 and $ 27,855, respectively.

       Year Ending
---------------
---------------
2000     41,208
2001     42,000
2002     42,000
2003     42,000
2004     42,000
---------------
---------------
       $209,208
===============





NOTE 9.  INCOME TAXES

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

                                     June 30,
                                      2000
                              ------------------
                              ------------------
Net Operating Losses :
Beg. Retained Earnings                  (679,540)
Net operating gain for June 30, 2000      71,073
                              ------------------
                              ------------------
Ending Retained Earnings                (608,467)

Income Tax Benefit                     $(343,114)
                              ==================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. Net operating loss carryforward expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is not needed. Income tax benefit was decreased by $18,810 for the first six months of 2000.


NOTE 10.  ACQUISITIONS

     Triad Industries acquired Gam Properties and Miramar Road Associates, LLC on February 26, 1999. Both acquisitions were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Gam Properties Inc. is in the residential rental business. Triad Industries issued 1,120,000 shares of common stock, the stocks trading value was $.63 per share in the acquisition of Gam Properties. Gam Properties was valued at $700,000.
Miramar Road Associates, LLC. is in the commercial rental business. Triad Industries issued 700,000 shares of $1.00 preferred stock in the acquisition of Miramar Road Associates. Therefore, the interest in Miramar Road Associates, LLC. was valued at $700,000. All shares issued for the acquisition of Gam Properties and Miramar Road Associates were valued at whatever was given up or received whichever is more readily determinable. On March 15, 1999 Triad Industries acquired HRM for 526,672 shares of common stock in conjunction with a recapitalization of the Company. . HRM is in the business of healthcare management.


NOTE 10.  ACQUISITIONS (CONTINUED)

     On June 30, 2000, Triad Industries, Inc. acquired certain assets subject to certain liabilities of Northwest Medical Clinic, Inc., acquired certain assets of Amerimed of Georgia, Inc. (a Georgia Corporation) and acquired certain assets of Florimed of Tampa, Inc. (a Florida Corporation). These certain assets subject to the certain liabilities were combined and put into a newly formed and capitalize corporation operating under the name Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic, Inc. operates in the personal injury area and also performs sleep apnea procedures. For all intent and purposes Amerimed and Florimed are no longer performing any medical services; however, they still have active accounts receivables that they receive payment on. Triad Industries issued 1,463,302 shares of common stock in the acquisition of Northwest , LLC. The major asset acquired in the transaction was $ 1,512,850 (net of allowance for bad debt) in accounts receivable. The major liabilities were notes payable totaling $ 132,553. Triad Industries, Inc. acquired 100% of the outstanding common stock of Northwest Medical Clinic, Inc. and its two subsidiaries (Amerimed and Florimed). Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, Inc. issued 1,463,302 shares of common stock on June 30, 2000 at $.96 per share which was the stocks trading value for the purchase of Northwest Medical Clinic, Inc. For this acquisition 36,583 shares of common stock was issued to Donner Investments Corp. as a finders fee. This issuance was not part of the cost of the acquisition. All shares issued for the acquisition of Northwest Medical Clinic, Inc. were valued at market price. The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.


NOTE 11.  MARKETABLE SECURITIES

At June 30, 2000, the Company held trading securities of the following companies:

                Trading   Trading Number of       Value Price          FMV
                Symbol    Market   Shares         At Period End   At Period End

Fortune Oil           fogc   otc    33,000            0.16  5,280
Greenland             glcp   otc     4,113            0.35  1,440
Peacock Financial     pfck   otc   200,000            0.36 72,000
Phantom Film Corp.    phlm   otc   150,000            0.01  1,500
Total Entertainment   ttln   otc    55,000            0.20 11,000
                                           ----------------------
Total                                                                  $91,220
                                           ======================




NOTE 11.  MARKETABLE SECURITIES (CONTINUED)

     The Company is in accordance with SFAS 130 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of June 30, 2000 in accordance with SFAS 130.


NOTE 12.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At June 30, 2000, the Company held investments in the following companies:

                             Trading    Number of    Value Price      Balance
                             Market      Shares     At Year End    At Year End

Beach Brew                        n/t     625,000                0.02   17,500
Blue Gold                         n/t     125,000                0.00      125
Carrara                           n/t     325,000                0.00      370
First Genx.com                    n/t     600,000                0.30  180,000
* Heritage National Corporation   n/t     250,000                0.10   25,000
Mezzanine Capital                 n/t     107,000                3.25  347,750
Nicholas Inv.                     n/t     364,583                0.00      364
* Pro Glass                       n/t   1,868,892                0.06  172,133
Spa International                 n/t     245,165                0.00        0
Superior Oil                      n/t     100,000                0.03    3,000
Thunderstone                      n/t       3,068                0.03       92
Regan Corp.                       n/t       5,000                0.00        0
Processing Research Inc.          n/t      20,000                0.01      278
                                                          --------------------
Total                                                                $ 746,612
                                                          ====================
     In 1995, the Company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass Technologies, Inc. at $ .10 a share for 150,000 shares of preferred stock. Heritage National Corporation values remained the same due to the Companies not trading at periods end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $ 5.00 preferred stock of American Health Systems that was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses.









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

On June of 17, 1998, the Company issued 60,000 shares of common stock valued at $.90066 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

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

NOTE 13.  STOCK TRANSACTIONS (CONTINUED)

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

NOTE 15.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

The Company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuation of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of June 30, 2000 there were no stock options issued or outstanding.


NOTE 16.  RESTATED FINANCIAL STATEMENTS

     Management to comply with SEC regulations for the period ended June 30, 2000 has restated the financial statements.









                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

As of June 30, 2000 the Company has $3,238,277 in current assets compared to current liabilities of $3,916,892. Management of the Company realizes that liquidity is impaired, due to a .82 to 1 current ratio. The current assets are comprised of $75,050 in cash, accounts receivable of $186,613, accounts receivable form the medical clinic of $1,512,850, marketable securities of $91,220, tax impound accounts of $1,959, assets held for sale of $1,022,095 and a deferred tax benefit of $348,490. The current liabilities are comprised of accounts payable of $10,1087, loans payable of $250,553, leases payable of $767, line of credit of $30,000, taxes payable of $6,251, Security deposits of $39,712, and notes due on property of $3,579,422. The company has a $50,000 bank line of credit, which is mentioned above. The $50,000 credit line is an adjustable rate loan. The loan is an open revolving line of credit, with annual terms of prime plus 3.65%. (ie. If prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. As of June 30, 2000 there was $30,000 outstanding on this line of credit. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. During 1999, the Company disposed of several real properties that were generating losses. Also, management restructured debt on the commercial center to reduce interest expense. Management feels these were major contributors to the losses incurred along with the merger / acquisition costs the Company experienced in 1999. Management anticipates that net income would have to increase by about $116,000 a year during the carryforward period to recognize this benefit.



Results of Operations

For the quarter ended June 30, 2000 the Company had revenues of $397,489 and operating expenses of $297,895 compared to revenues of $193,166 and operating expenses of $501,828 for the same period of 1999. There was also a loss of $4,500 on the sale of this asset. Administrative expenses decreased $183,067 when compared to the same period the year before. Management attributed this to the streamlining of the Gam and Miramar properties. The Company consolidated their commercial and residential real estate operations. Therefore, some overlapping positions were eliminated. The Company also started using the same outside vendors for services on the commercial and residential properties where it was advantageous. Also, management attributes this decrease due to the sale of some of the real properties. The Company has cut their residential property portfolio roughly in half, which has helped to decrease operating costs. Interest expense increased about $63,987. This is partly due to adjustable rate mortgages on some of the Gam properties and the amortization of the loan fees on the real estate holdings. For the six months ended June 30, 2000 the Company had revenues of $661,665 and operating expenses of $531,287 compared to revenues of $372,586 and operating expenses of $723,593 for the same period of 1999. For the six months ended June 30, 2000 depreciation and amortization increased $24,083 compared to the same period of 1999. This is attributed to the ownership period of the Gam and Miramar properties. These properties were purchased midway through the first quarter of 1999. Administrative costs decreased $150,069 in the first six months of 2000 compared to the same period of 1999. This can be attributed to the above mentioned streamlining of the real estate operations and also, the administrative expenses that were incurred in the first quarter of 1999 for the purchase of Miramar Road Associates, LLC. and Gam Properties, Inc. Interest expense was up $167,384, once again this can be attributed to the ownership period of the Gam and Miramar properties. Also, the amortization of the loan fees on the real estate holdings. On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. The certain assets, subject to certain liabilities were all acquired in separate transactions. The certain assets, subject to certain liabilities were simultaneously placed in a newly capitalized Corporation named Northwest Medical Clinic, Inc. Although the prior operating name was used, it should be noted that the purpose of this acquisition was to use the Companys public status to raise funds through the sale of common stock to be able to inject capital into the medical clinic to change its direction. The personal injury sector that the clinic had historically performed was no longer a profitable due to several factors. The main factors were the length of time to collect on an outstanding balance from the insurance providers, and the litigious nature of insurance claims. The operators of the clinic had determined that they must change the services they provided in order to remain in business. However, the clinic did not have the access to sufficient capital to change direction. The Company determined that they would acquire certain assets, subject to certain liabilities from three entities to capitalize a medical division balance sheet (operating under the name Northwest Medical Clinic Inc), then, immediately inject sufficient capital to change the clinic direction in order for it to be viable. The assets acquired in the transaction were $1,731 in cash, medical receivables net of allowances for bad debt of $1,512,850, property and equipment of $46,125 and security deposits of $325. The major liabilities acquired in the transaction were $135,749 in notes and accounts payable. The Company operates in the real estate, financial services and medical service fields:

                                                 Revenues for the
                                               Six Months Ended
                                                    By Division

                           June 30, 2000               June 30, 1999

Financial Services         $       328,349            $       188,296
Rental Income                       333,316                    184,290
Medical Services*                -                             -
Total                      $       661,665           $       372,586

* The Company did not acquire Northwest Medical Clinic until June 30 ,2000.

     For the six months ended June 30, 2000 Financial Service revenue increased by $140,143. There was a $180,000 finders fee paid to R.B. Capital & Equities, Inc. which can explain this increase. Overall, operating expenses remained constant in the financial services sector when compared to prior periods. For the six months ended June 30, 2000 real estate rental income increased $149,026. This is attributed to the fact the Company acquired the Gam and Miramar Properties at the end of February 1999. This is also a contributing factor to the increase in depreciation expense. Administrative costs decreased in the first six months of 2000 compared to the same period of 1999. This can be attributed to the above, mentioned streamlining of the real estate operations and also, the administrative expenses that were incurred in the first quarter of 1999 for the purchase of Miramar Road Associates, LLC. and Gam Properties, Inc There are no known trends, events or uncertainties that management is aware of that are likely to have an impact on liquidity or revenues from continuing operations. The only significant expense that is not an operating expense is interest expense. Interest expense increased by $103,437, due to the real estate holdings the Company acquired in February of 1999. There are no material planned expenditures for plant, property or equipment. There are no seasonal aspects, which had a material impact on the Companys operations.


                                                                  19


Net Operating Loss

The Company has accumulated approximately $768,568 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 1999 in the amount of $367,300 and for the six months ended June 30, 2000 in the amount of $348,490. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. During 1999, the Company disposed of several real properties that were generating losses. Also, management restructured debt on the commercial center to reduce interest expense. Management feels these were major contributors to the losses incurred along with the merger / acquisition costs the Company experienced in 1999. Management anticipates that net income would have to increase by about $116,000 a year during the carryforward period to recognize this benefit.


Sale of Common Capital Stock

     On June 15, 2000 the Company issued 72,000 shares of common stock at $.50 per share to the Companys six directors for services rendered, for total consideration of $36,000. On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. Total consideration received was $1,401,018. On June 30, 2000 the Company also issued 36,583 shares of common stock at $.96 per share, to Donner Investment Corp. as a finders fee for the above transaction. Total consideration paid was $35,120. The above issued securities were issued under
Section 4(2) of the 1933 Securities Act and bear a restrictive legend.


Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to thesafe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forwardlooking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.


     ITEM 2. CHANGES IN SECURITIES

     On June 15, 2000 the Company issued 72,000 shares of common stock at $.50 per share to the Companys six directors for services rendered, for total consideration of $36,000. On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. Total consideration received was $1,401,018. On June 30, 2000 the Company also issued 36,583 shares of common stock at $.96 per share, to Donner Investment Corp. as a finders fee for the above transaction. Total consideration paid was $35,120. The above issued securities were issued under the 1933 Securities Act and bear a restrictive legend. As of June 30, 2000 there were 8,171,303 shares of common stock outstanding.


                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None

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