Form 10QSB/A
period 2000-09-30
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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


                                                                   i







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements           1-2

                           Consolidated Balance Sheets  December 31, 1999
                              And September 30, 2000                   3-4

                           Consolidated Statements of Operations nine months
                              Ended September 30, 2000 and 1999        5

                           Consolidated Statements of Stockholders Equity   6-7

                           Consolidated Statements of Cash Flows nine months
                                Ended September 30, 2000 and 1999       8


                           Notes to Consolidated Financial Statements   9-19


Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                    20-21




                                                      PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                           21

Item 2.                    Changes in Security                         21

Item 3.                    Defaults Upon Senior Securities             21

Item 4.                    Submission of Matter to a Vote of           22
                               Securities Holders

Item 5.                    Other Information                          22

Item 6.                    Exhibits and Reports of Form 8-K           22

                           Signatures                                S-1

                                                                  ii







                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of September 30, 2000, and the balance sheet of the Company as of December 31, 1999, derived from the Companys audited financial statement, the unaudited statement of operations and cash flows for the nine months ended September 30, 2000 and 1999 the statements of stockholders equity for the period from December 31, 1997 through September 30, 2000 are attached hereto and incorporated herein by this reference. Operating results for the quarters ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                                                                   1




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2000


                       350 E Street Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue, Suite A
Escondido, CA. 92025


                         INDEPENDENT ACCOUNTANTS REPORT


     We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (formerly RB Capital & Equities, Inc.) as of September 30, 2000 and the related statements of income, changes to stockholders equity, and cash flows for the three and nine months ended September 30, 2000 and 1999 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC



November 12, 2000
San Diego, California





                  TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
                Consolidated Balance Sheets
                   As of September 30, 2000 and December 31, 1999
                          ASSETS

                            Nine Months
                               Ended           Year Ended
                            September 30,      December 31,
                                2000              1999
Current Assets
Cash                       $   69,432   $   43,236
Accounts receivable           172,247      345,235
Accounts receivable
medical clinic              1,531,863            0
Marketable securities          72,221      454,460
Impound account                 1,959        4,062
Assets held for sale        1,022,095    1,202,095
Deferred tax benefit          386,532      367,300
Total Current Assets        3,256,348    2,416,386
Net Property & Equipment    3,359,235    3,386,717
Other Assets
Note receivable               254,554            0
Investment in securities
available for sale            621,572      175,000
Gift certificates               6,000        6,000
Net loan fees                       0       71,890
Total Other Assets            882,126      252,890
TOTAL ASSETS               $7,497,709   $6,055,993




                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
           As of September 30, 2000 and December 31, 1999
             LIABILITIES AND STOCKHOLDERS' EQUITY
                               Nine Months
                                      Ended           Year Ended
                                   September 30,      December 31,
                                       2000              1999
Current Liabilities
Accounts payable                   $    50,021    $    20,963
Loans payable                          241,636         90,715
Greentree lease                            402          1,655
Taxes payable                            6,251         16,855
Line of credit                          29,644         25,121
Security deposits                       39,991         39,865
Notes payable on assets
held for sale                          765,341        918,966
Trust deeds and mortgages            2,782,500      2,782,500
Total Current Liabilities            3,915,786      3,896,639
TOTAL LIABILITIES                    3,915,786      3,896,639
Stockholders' Equity
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding.)
as of September 2000 and
December 1999, respectively)           850,000        850,000
Common stock ($0.001 par
value, 50,000,000 shares
authorized 8,170,303 and
6,403,418 shares issued
and outstanding as of
September 2000 and
December 31, 1999, respectively)         8,170          6,403
Stock subscription receivable          (62,500)       (62,500)
Paid in capital                      3,537,682      2,044,991
Retained earnings (deficit)           (791,117)      (679,540)
Comprehensive income                    39,688              -
Total Stockholders' Equity           3,581,923      2,159,354
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY             $ 7,497,709    $ 6,055,993





             TRIAD INDUSTRIES, INC.
     (Formerly RB Capital & Equities, Inc.)
     Consolidated Statements of Operations
                                     Nine Months   Nine Months     Three Months
                                        Ended         Ended             Ended
                                    September 30, September 30,   September 30,
                                        2000          1999            2000
REVENUES
Consulting income                   $   435,617    $   268,346    $   107,268
Medical Services Income                 291,467              -        291,467
Rental income                           519,414        346,522        186,098
Cost of revenues                        (58,068)      (109,018)       (19,933)
GROSS PROFIT                          1,188,430        505,850        564,900
OPERATING COSTS
Bad debt expense                         98,706          5,637         98,706
Depreciation                            119,867        137,211         36,773
Administrative expenses                 781,445        943,268        371,387
Total Operating Costs                 1,000,018      1,086,116        506,866
NET OPERATING INCOME / (LOSS)           188,412       (580,266)        58,034
OTHER INCOME & (EXPENSES)
Interest Income                             873            674            213
Other Expense                               (54)          (149)             -
Net realized gain on sale
of marketable securities                 36,310              -              -
Unrealized gain on valuation
of marketable securities                      -        171,617              -
Mortgage Refinancing                          -        441,000              -
Net gain / (loss) on
disposable assets                        (1,059)      (206,715)
Utility Charges                           1,373              -            123
Fee Income                                  114          2,710             40
Interest Expense                       (381,423)      (258,720)       (95,375)
Total Other Income & (Expenses)        (343,866)       150,417        (94,999)
NET INCOME (LOSS) BEFORE TAXES         (155,454)      (429,849)       (36,965)
INCOME TAX (PROVISION) / BENEFIT         43,877        146,149          5,545
NET INCOME (LOSS)                 $    (111,577) $    (283,700) $      (31,420)
BASIC EARNINGS (LOSS) PER SHARE        (0.02) $       (0.05) $          (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             7,107,903      5,206,549      7,107,903
DILUTED EARNINGS (LOSS) PER SHARE        (0.01) $       (0.05) $      (0.00)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING             8,807,903      6,261,294      8,807,903





                                                          Three Months
                                                              Ended
                                                           September 30,
                                                              1999
   REVENUES
Consulting income                                       $    80,050
Medical Services Income                                           -
Rental income                                               162,232
Cost of revenues                                            (10,200)
GROSS PROFIT                                                232,082
OPERATING COSTS
Bad debt expense                                                  -
Depreciation                                                 78,200
Administrative expenses                                     383,141
Total Operating Costs                                       461,341
NET OPERATING INCOME / (LOSS)                              (229,259)
OTHER INCOME & (EXPENSES)
Interest Income                                                 335
Other Expense                                                     -
Net realized gain on sale of marketable securities                -
Unrealized gain on valuation of marketable securities         1,835
Mortgage Refinancing                                        441,000
Net gain / (loss) on disposable assets

Utility Charges                                                   -
Fee Income                                                    1,757
Interest Expense                                           (140,056)
Total Other Income & (Expenses)                             304,871
NET INCOME (LOSS) BEFORE TAXES                               75,612
INCOME TAX (PROVISION) / BENEFIT                            (13,958)
NET INCOME (LOSS)                                       $    61,654
BASIC EARNINGS (LOSS) PER SHARE                         $      0.01
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 5,206,549
DILUTED EARNINGS (LOSS) PER SHARE                       $      0.01
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                                 6,261,294




                          TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
           Consolidated Statement of Comprehensive Income (Loss)
          For the Nine and Three Months Ended September 30, 2000
                               Nine Months    Three Months
                                  Ended          Ended
                              September 30,   September 30,
                                  2000             2000

Net Income (Loss)
Net of Tax                     $(111,577)   $ (31,420)
Other Comprehensive (Loss) :
Unrealized gain
(loss) on securities              64,333     (144,039)
Total Other Comprehensive
(Loss)                            64,333     (144,039)
Comprehensive Income (Loss)
Before Income Taxes            $  64,333    $(144,039)
Income Taxes (Provision)
/ Benefit
Related to Items of
Comprehensive Income             (24,645)      48,297
Comprehensive Income
(Loss)                         $  39,688    $ (95,742)













      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
         Consolidated Statement of Stockholders' Equity
          From December 31, 1997 to September 30, 2000

                                   PreferredPreferred   Common     Common
                                    Shares    Stock     Shares     Stock
 Balance, December 31, 1997                            2,339,529   $ 2,340

Common stock issued June 17,1998
for securities valued @ $1.07 per share                   13,200        13

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                     60,000        60

Common stock issued June 17, 1998
for securities valued @ $.084 per share                   15,000        15

Common stock issued June 17, 1998
for note payable @ $.334 per share                        30,480        30

Common stock issued June 17, 1998
for securities valued @ $.334 per share                  135,000       135

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                300,000       300

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                       375,000       375

Common stock issued December 31, 1998
for note payable @ $.3234 per share                       18,750        19

Common stock issued December 31, 1998
for management fees @ $.334 per share                     60,759        61

Common stock issued December 31, 1998
for note payable @ $.334 per share                        60,486        60

Common stock issued December 31,1998
for securities valued @ $.206 per share                  225,000       225

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                             3,633,204     3,633











                                      Additional    Stock          Comprehensive
                                        Paid-In   Subscription Retained   Income
                                        Capital   Receivable   Earnings (Loss)
Balance, December 31, 1997                $   633,096    $ -   $   95,266   $ -

Common stock issued June 17,1998
for securities valued @ $1.07 per share        14,096

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share          53,940

Common stock issued June 17, 1998
for securities valued @ $.084 per share         1,235

Common stock issued June 17, 1998
for note payable @ $.334 per share             10,131

Common stock issued June 17, 1998
for securities valued @ $.334 per share        44,865

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                      99,700

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                              62,125    (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share             6,031

Common stock issued December 31, 1998
for management fees @ $.334 per share          20,192

Common stock issued December 31, 1998
for note payable @ $.334 per share             20,102

Common stock issued December 31,1998
for securities valued @ $.206 per share        46,025

Contributed capital                             4,139

Net loss for the year ended
December 31,1998                                                   (62,126)

Balance, December 31, 1998                  1,015,677    (62,500)   33,140    -






                                            Total

Balance, December 31, 1997                $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share      14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share        54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share       1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share           10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share      45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                   100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                               250

Common stock issued December 31, 1998
for note payable @ $.3234 per share           6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share        20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share           20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share      46,400

Contributed capital                           1,717

Net loss for the year ended
December 31,1998                            (62,126)

Balance, December 31, 1998                  989,950









      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued)
          From December 31, 1997 to September 30, 2000

                                   PreferredPreferred   Common    Common
                                    Shares    Stock     Shares     Stock
Balance, December 31, 1998                             3,633,204     3,633

 Recapitalization (Note 1)                               526,672       527

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share                   313,942       314

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share                    1,120,000     1,120

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share  700,000   700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share     150,000   150,000

 Stock subscription receivable

 Common Stock issued December
 1999 for cash @ $0.22 per share                         320,000       320

 Common Stock issued December 1999
 for management fees @ $0.06 per share                   489,600       489

Net loss for the year ended
 December 31, 1999

 Balance, December  31, 1999        850,000 $ 850,000  6,403,418   $ 6,403

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                             72,000        72

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                        123,000       123

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                             72,000        72

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC.
 @ $0.96 a share                                       1,463,302     1,463

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                         36,583        37

Comprehensive Income June 30, 2000

 Net loss for the nine months ended
 September 30, 2000

 Balance, September 30, 2000        850,000 $ 850,000  8,170,303   $ 8,170






















      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued)
          From December 31, 1997 to September 30, 2000
                                             Additional      Stock
                                              Paid-In   Subscription   Retained
                                              Capital      Receivable   Earnings
Balance, December 31, 1998                   1,015,677        (62,500)    33,140

Recapitalization (Note 1)                       33,396        (20,000)

Common stock issued March 15, 1999
for services valued @ $0.63 per share          196,527

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share             698,880

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                               20,000

Common Stock issued December
1999 for cash @ $0.22 per share                 71,625

Common Stock issued December 1999
for management fees @ $0.06 per share           28,886

Net loss for the year ended
December 31, 1999                                                     (712,680)

Balance, December 31, 1999                 $ 2,044,991   $ (62,500) $ (679,540)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                     4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share               17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                    35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                              1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                35,083

Comprehensive Income June 30, 2000

Net loss for the nine months ended
September 30, 2000                                                   (111,577)

Balance, September 30, 2000                $ 3,537,682   $ (62,500) $ (791,117)















      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued)
          From December 31, 1997 to September 30, 2000
                                     Comprehensive
                                          Income           Total
                                          (Loss)
Balance, December 31, 1998                           -        989,950

Recapitalization (Note 1)                                     13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                        196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                           700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                           700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                              150,000

Stock subscription receivable                               20,000

Common Stock issued December
1999 for cash @ $0.22 per share                             71,945

Common Stock issued December 1999
for management fees @ $0.06 per share                      29,375

Net loss for the year ended
December 31, 1999                                        (712,680)

Balance, December 31, 1999                         $ -    $ 2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                        4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                      36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.                                   1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                                 35,120

Comprehensive Income June 30, 2000              39,688         39,688

Net loss for the nine months ended
September 30, 2000                                               (111,577)

Balance, September 30, 2000                    $ 39,688       $ 3,542,235










              TRIAD INDUSTRIES, INC.
      (Formerly RB Capital & Equities, Inc.)
      Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2000 and 1999
    And for the Three Months Ended September 30, 2000 and 1999
                                            Nine Months      Nine Months
                                                Ended            Ended
                                             September 30,   September 30,
                                                2000            1999
    CASH FLOWS FROM OPERATING ACTIVITIES
Income / (loss) from
operations                                  $  (111,577)   $  (283,700)
Depreciation expense                            119,867        129,387
(Increase) / decrease
in accounts receivable                          (99,729)      (301,624)
(Increase) / decrease
in impound account                                2,103         (4,062)
Unrealized (gain) on
available for sale securities                         -       (171,617)
Sale of marketable securities                    99,175              -
Purchase of marketable securities              (250,000)             -
(Increase) in prepaid rent                            -          1,490
Decrease in contracts receivable                      -         10,000
Increase in accounts payable                     29,058         26,403
Increase / (decrease) in loan payable           150,921        111,476
Decrease in assets held for sale                177,393              -
(Decrease) in management fees                         -              -
Increase in security deposits                       126         51,411
Increase / (decrease) in
property tax liability                          (10,604)        10,604
(Increase) in deferred tax benefit              (43,877)      (146,149)
Decrease in stock subscription receivable             -         20,000
Common stock issued for services                 93,440        226,216
Net cash provided / (used)
by operating activities                         156,300       (320,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property
& equipment                                     (51,638)        (3,438)
Acquisition of investment property                    -     (4,888,849)
Loan fees                                        71,890       (143,779)
Net cash (used) by investing
activities                                       20,252     (5,036,066)
CASH FLOWS FROM FINANCING ACTIVITIES
Investment property mortgages                  (153,625)       479,491
Greentree lease                                  (1,253)        (1,538)
Increase / (decrease)
credit line                                       4,523              -
Trust deeds                                           -      2,754,000
Mortgage principle                                    -              -
Common stock                                          -          5,594
Paid in capital                                       -      2,187,329
Net cash provided / (used)
by financing activitie                         (150,355)     5,424,876
Net increase / (decrease) in cash                26,197         68,645
Cash at beginning of period                      43,235            191
Cash at end of period                       $    69,432    $    68,836
Supplemental Cash Flow Disclosures
Cash paid during year for interest          $   381,423    $   258,720
Schedule of Non-Cash Activities
Common stock issued for services            $    93,440    $   226,216
Common stock received for
services                                    $   205,00$              -
Common Stock issued for
acquisition of subsidiary                     1,463,302    $ 1,120,000
Preferred Stock issued for
acquisition of subsidiary                             -    $   700,000
Preferred Stock issued for
investment in other company                           -    $   150,000







                                                      Three Months  Three Months
                                                         Ended          Ended
                                                     September 30, September 30,
                                                         2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
Income / (loss) from operations                   $   (31,420)   $    61,654
Depreciation expense                                   36,773         70,376
(Increase) / decrease in accounts receivable           (3,805)      (318,287)
(Increase) / decrease in impound account                    -         (4,062)
Unrealized (gain) on available
for sale securities                                         -              -
Sale of marketable securities                               -              -
Purchase of marketable securities                           -              -
(Increase) in prepaid rent                                  -              -
Decrease in contracts receivable                            -         10,000
Increase in accounts payable                           39,834         35,245
Increase / (decrease) in loan payable                  (8,917)         9,091
Decrease in assets held for sale                            -              -
(Decrease) in management fees                               -        (19,463)
Increase in security deposits                             604         59,306
Increase / (decrease) in property tax liability             -         10,604
(Increase) in deferred tax benefit                     (5,545)        13,958
Decrease in stock subscription receivable                   -         20,000
Common stock issued for services                            -        226,216
Net cash provided / (used)
by operating activities                                27,526        174,638

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment                         -              -
Acquisition of investment property                          -     (6,466,235)
Loan fees                                                   -              -
Net cash (used) by investing activities                     -     (6,466,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Investment property mortgages                         (32,423)       479,491
Greentree lease                                          (365)          (486)
Increase / (decrease) credit line                        (356)             -
Trust deeds                                                 -      2,754,000
Mortgage principle                                          -        880,845
Common stock                                                -              -
Paid in capital                                             -      2,187,329
Net cash provided / (used)
by financing activitie                                (33,144)     6,301,179
Net increase / (decrease) in cash                      (5,618)         9,582
Cash at beginning of period                            75,050         59,254
Cash at end of period                             $    69,432    $    68,836
Supplemental Cash Flow Disclosures
Cash paid during year for interest                $    95,375    $   140,056
Schedule of Non-Cash Activities
Common stock issued for services                  $         -    $   226,216
Common stock received for services                $    25,00$              -
Common Stock issued for
acquisition of subsidiary                         $              $         -
Preferred Stock issued for
acquisition of subsidiary                         $              $         -
Preferred Stock issued for
investment in other company                       $         -    $   150,000











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

d.  Estimates & Adjustments

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

g.  Accounts Receivable

     The Company has entered into various contracts, by which the Company provides financial services.

Accounts receivable     $ 2,944,754
Reserve for bad debts    (1,360,659)

                        $ 1,584,095

     The 1,584,095 is a receivable of Northwest Medical Clinic (a subsidiary) for services rendered.

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

n.  Note receivable

     The $254,554 note receivable represents a non interest-bearing note the Company received in the acquisition of the final one percent of Miramar Road Associates, Inc.


NOTE 3. TRUST DEEDS & MORTGAGES

  Location       Description       Cost         Debt
2016-18 Balboa*      4 Units    $  420,000   $  234,994
2015-17 Hornblend*
2135-39 Grand Ave.   Tri-plex      355,350      270,113
4592 Bancroft        7 Units       390,000      260,447
                                      -----------------
                                      -----------------
NRV                                            (143,255)
                                     ------------------
                                     ------------------
Total                           $1,022,095   $  765,341
                        ====================================

     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. In April the 3rd Ave. #4 property sold for $ 173,000. Total cost of the asset sold was $ 154,892 leaving a net gain of $ 18,108. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 143,255 in accordance with SFAS 121. By classifying these properties as held for sale the Company is bypassing an approximated annual depreciation expense of $34,070. The net operating loss for Gam Properties, Inc. for the period ending September 30, 2000 is $(39,787).





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

Land                            $   327,614
Property & equipment                 34,070
Buildings                         3,075,704
Computer                              4,764
Furniture                            12,223
Tenant Improvements                 158,694
                      ---------------------
                      ---------------------
                                $ 3,613,069
Less Accumulated Depreciation      (253,835)
                      ---------------------
                      ---------------------

Net Property & Equipment        $ 3,359,235
                      =====================





NOTE 6.  ACCOUNTS RECEIVABLE IN THE CONSOLIDATED BALANCE SHEET

     Accounts receivable consist of the following:
                                   September 30, 2000

Accounts receivable Various         $  5,877
Accounts receivable Carrera              520
Accounts receivable Gahi               1,450
Accounts receivable Trans-Caribe       3,187
Accounts receivable Fortune Oil       11,500
Accounts receivable Bellissima        11,000
Accounts receivable 3rd. Avenue       15,083
Accounts receivable Ashy               5,000
Accounts receivable Contracts        118,630
Accounts receivable Trans-Caribe       1,000
Total                               $172,247

     As of September 30, 2000 the accounts receivable outstanding is fully expected to be collected. Therefore, the Company has not set up an allowance for doubtful accounts.


NOTE 7.  BASIC & DILUTED LOSS PER COMMON SHARE

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

                       September 30,            December
                          2000                 31, 1999
                   ------------------    -------------------
Numerator income
/ (loss)                   $    61,456   $  (712,680)
Denominator weighed
average number of shares
outstanding                  7,107,903     5,055,774
                    --------------------------------
                    --------------------------------

Basic gain / (loss)
per share                  $    0.0086   $   (0.1401)
                    ================================

                              June 30,       December 31,
                                  2000          1999
                    --------------------------------
Numerator income
/ (loss)                   $    61,456   $  (712,680)
Denominator weighed
average number of
shares outstanding           8,807,903     6,276,048
                    --------------------------------
                    --------------------------------

Diluted gain / (loss)
per share                  $    0.0070   $     (0.11)
                    ================================




NOTE 8.  OPERATING LEASE

     The Company operates its facilities under an operating lease agreement with an unrelated party. The base rent is $ 3,434 per month. The Companys lease agreement expires December 31, 2000. The Company has an option to continue on a month to month basis at the end of the current lease. Rent expense as of September 30, 2000 and December 31, 1999 is $ 41,793 and $27,855, respectively.

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

                                           September 30,
                                              2000
                                      -----------------------
                                      -----------------------
Net Operating Losses :
Beg. Retained Earnings                       (679,540)
Net operating gain for September 30, 2000     (71,898)
                              -----------------------
                              -----------------------
Ending Retained Earnings                     (751,429)

Income Tax Benefit                          $(381,154)
                              =======================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is not needed. Income tax benefit was increased by $19,232 for the first nine months of 2000. The increase in operating loss carryforward will expire twenty years from the date the loss was incurred.


NOTE 10.  ACQUISITIONS

     Triad Industries acquired Gam Properties and Miramar Road Associates, LLC on February 26, 1999. Both acquisitions were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Gam Properties Inc. is in the residential rental business. Triad Industries issued 1,120,000 shares of common stock, the stocks trading value was $.63 per share in the acquisition of Gam Properties. Gam Properties was valued at $700,000.
Miramar Road Associates, LLC. is in the commercial rental business. Triad Industries issued 700,000 shares of $1.00 preferred stock in the acquisition of Miramar Road Associates. Therefore, the interest in Miramar Road Associates, LLC. was valued at $700,000. In September 2000, the Company absorbed a contingent liability on behalf of the old owner of Miramar for the remaining 1%. All shares issued for the acquisition of Gam Properties and Miramar Road Associates were valued at whatever was given up or received whichever is more readily determinable. On March 15, 1999 Triad Industries acquired HRM for 526,672 shares of common stock in conjunction with a recapitalization of the Company. HRM is in the business of healthcare management. On June 30, 2000, Triad Industries, Inc. acquired certain assets subject to certain liabilities of Northwest Medical Clinic, Inc., acquired certain assets of Amerimed of Georgia, Inc. (a Georgia Corporation) and acquired certain assets of Florimed of Tampa, Inc. (a Florida Corporation). These certain assets subject to the certain liabilities were combined and put into a newly formed and capitalize corporation operating under the name Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic, Inc. operates in the personal injury area and also performs sleep apnea procedures. For all intent and purposes Amerimed and Florimed are no longer performing any medical services; however, they still have active accounts receivables that they receive payment on. Triad Industries issued 1,463,302 shares of common stock in the acquisition of Northwest , LLC. The major asset acquired in the transaction was $ 1,512,850 (net of allowance for bad debt) in accounts receivable. The major liabilities were notes payable totaling $ 132,553. Triad Industries, Inc. acquired 100% of the outstanding common stock of Northwest Medical Clinic, Inc. and its two subsidiaries (Amerimed and Florimed). Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, Inc. issued 1,463,302 shares of common stock on June 30, 2000 at $.96 per share which was the stocks trading value for the purchase of Northwest Medical Clinic, Inc. For this acquisition 36,583 shares of common stock was issued to Donner Investments Corp. as a finders fee. This issuance was not part of the cost of the acquisition. All shares issued in the acquisition for Northwest Medical Clinic, Inc. were valued at market price. The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.




NOTE 11.  MARKETABLE SECURITIES

     At September 30, 2000, the Company held trading securities of the following companies:

                Trading   Trading   Number of  Value Price         FMV
                Symbol    Market    Shares   At Period End   At Period End

Fortune Oil           fogc   otc    33,000            0.18  5,940
Greenland             glcp   otc     4,113            0.36  1,481
Peacock Financial     pfck   otc   200,000            0.30 60,000
Phantom Film Corp.    phlm   otc   150,000            0.01  1,500
Total Entertainment   ttln   otc    55,000            0.06  3,300
                                             --------------------
Total                                                     $96,281
                                             ====================

     The Company is in accordance with SFAS 130 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of September 30, 2000 in accordance with SFAS 130.


NOTE 12.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At September 30, 2000, the Company held investments in the following companies:

                          Trading      Number of       Value Price    Balance
                          Market        Shares        At Year End    At Year End

Beach Brew                        n/t     625,000                0.02   17,500
Blue Gold                         n/t     125,000                0.00      125
Carrara                           n/t     325,000                0.00      370
First Genx.com                    n/t     600,000                0.05   30,000
* Heritage National Corporation   n/t     250,000                0.10   25,000
Mezzanine Capital                 n/t     107,000                3.25  347,750
Nicholas Inv.                     n/t     364,583                0.00      364
* Pro Glass                       n/t   1,868,892                0.06  172,133
Spa International                 n/t     245,165                0.00        0
Spectrum                          n/t     600,000                0.04   24,960
Superior Oil                      n/t     100,000                0.03    3,000
Thunderstone                      n/t       3,068                0.03       92
Regan Corp.                       n/t       5,000                0.00        0
Processing Research Inc.          n/t      20,000                0.01      278
                                                          --------------------
Total                                                                $ 621,572
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

In June 17, 1998, the Company issued 60,000 shares of common stock valued at $.90066 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received. On June 17, 1998, the Company issued 30,480 shares of common stock for the conversion of debt valued at $.334 per share. On June 17, 1998, the Company issued 135,000 shares of common stock for marketable securities valued at $.334 per share. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities, which were received. On June 17, 1998, the Company issued 300,000 shares of common stock for services to officers of the Company valued at $.334 per share.






NOTE 13.  STOCK TRANSACTIONS (CONTINUED)

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




NOTE 13.  STOCK TRANSACTIONS (CONTINUED)

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

NOTE 15.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

The Company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuation of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2000 there were no stock options issued or outstanding.


NOTE 16.  RESTATED FINANCIAL STATEMENTS

     Management to comply with SEC regulations for the period ended September 30, 2001 has restated the financial statements.





                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As of September 30, 2000 the Company has $3,256,348 in current assets compared to current liabilities of $3,915,786. Management of the Company realizes that there is an impairment to liquidity due to a .83 to 1 current ratio. The current assets are comprised of $69,432 in cash, accounts receivable of $172,247, accounts receivable form the medical clinic of $1,531,863, marketable securities of $72,221, tax impound accounts of $1,959, assets held for sale of $1,022,095 and a deferred tax benefit of $386,532. The current liabilities are comprised of accounts payable of $50,021, loans payable of $241,636, leases payable of $402, line of credit of $29,644, taxes payable of $6,251, Security deposits of $39,991, and notes due on property of $3,547,841. The company has a $50,000 bank line of credit, which is mentioned above. The $50,000 credit line is an adjustable rate loan. The loan is an open revolving line of credit, with annual terms of prime plus 3.65%. (ie. If prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. As of September 30, 2000 there was $29,644 outstanding on this line of credit. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. During 1999, the Company disposed of several real properties that were generating losses. Also, management restructured debt on the commercial center to reduce interest expense. Management feels these were major contributors to the losses incurred along with the merger / acquisition costs the Company experienced in 1999. Management anticipates that net income would have to increase by about $129,000 a year during the carryforward period to recognize this benefit.

Results of Operations

     For the quarter ended September 30, 2000 the Company had revenues of $584,833 and operating expenses of $526,799 compared to revenues of $242,282 and operating expenses of $471,541 for the same period of 1999. The $342,551 increase in revenues for the three months ending September 30, 2000 compared to the same period of 1999 can largely attributed to $291,467 in revenues from Northwest Medical Clinic which was acquired on June 30, 2000. Rental revenues were also increased when compared to the same period due to 100% occupancy at all of the real estate properties. Bad debt expense increased $98,706 due to the write off of uncollectable receivables at the Northwest Medical Clinic. The reason for the increase in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic. Revenues are recognized when services are performed. However, the historical collection rate on the accounts receivable by Northwest Medical Clinic is 65%. This is due to the personal injury services the clinic performs. The clinic performs these services then collects from the clients insurance company. Often the insurance company settles at a discount. This collection rate has been steady for the last 10 years of operations. For the nine months ended September 30, 2000 the Company had revenues of $1,246,498 compared to $614,868 and operating expenses of $1,058,086 compared to $1,195,134 for the same period of 1999. The Company had a loss on the sale of assets of $1,059 compared to a loss of $206,715 for the same nine month period of 2000 compared to 1999. Management believes this can be attributed to a strengthening real estate market in the San Diego area. General and administrative charges also decreased approximately $170,000 due to management streamlining the companies operations. The Company consolidated its commercial and residential real estate operations. Therefore, some overlapping positions were eliminated. The Company also started using the same outside vendors for services on the commercial and residential properties where it was advantageous. Also, the Company did not have the expenses of acquiring the Gam and Miramar subsidiaries.


The Company operates in the real estate, financial services and medical service fields:

                                                 Revenues for the
                                              Nine Months Ended
                                                    By Division

            September 30, 2000       September 30, 1999

Financial Services   $  435,617   $  268,346
Rental Income           519,414      346,522
Medical Services        291,467            -

Total                $1,246,498   $  614,868


     For the nine months ended September 30, 2000 Financial Service revenue increased by $167,271. There was a $180,000 finders fee paid to R.B. Capital & Equities, Inc. which can explain this increase. Overall, operating expenses remained constant in the financial services sector when compared to prior periods. For the nine months ended September 30, 2000 real estate rental income increased $172,892. This is attributed to the fact the Company acquired the Gam and Miramar Properties at the end of February 1999. Administrative costs decreased in the first six months of 2000 compared to the same period of 1999. This can be attributed to the above mentioned streamlining of the real estate operations and also, the administrative expenses that were incurred in the first quarter of 1999 for the purchase of Miramar Road Associates, LLC. and Gam Properties, Inc. Rental revenues were also increased when compared to the same period due to 100% occupancy at all of the real estate properties. The Company acquired Northwest Medical Clinic on June 30, 2002. Therefore this is the first quarterly presentation of the financial performance of the medical clinic. The medical clinic had revenues of $291,467. However, there was $98,706 in bad debt expense recognized on this revenue. The reason for the increase in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic. Revenues are recognized when services are performed. However, the historical collection rate on the accounts receivable by Northwest Medical Clinic is 65%. This is due to the personal injury services the clinic performs. The clinic performs these services then collects from the clients insurance company. Often the insurance company settles at a discount. This collection rate has been steady for the last 10 years of operations There are no known trends, events or uncertainties that management is aware of that are likely to have an impact on liquidity or revenues from continuing operations. The only significant expense that is not an operating expense is interest expense. Interest expense increased by $103,437, due to the real estate holdings the Company acquired in February of 1999. There are no material planned expenditures for plant, property or equipment. There are no seasonal aspects, which had a material impact on the Companys operations.


Net Operating Loss

     The Company has accumulated approximately $791,117 of net operating loss carryforwards as of September 30, 2000, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 1999 in the amount of $367,300 and for the nine months ended September 30, 2000 in the amount of $386,532. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. During 1999, the Company disposed of several real properties that were generating losses. Also, management restructured debt on the commercial center to reduce interest expense. Management feels these were major contributors to the losses incurred along with the merger / acquisition costs the Company experienced in 1999. Management anticipates that net income would have to increase by about $129,000 a year during the carryforward period to recognize this benefit.

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

         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION

         None.

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Exhibit 27 Financial Data Schedule
b. Notice of Annual Meeting, Proxy Information & Proxy, Filed August 1, 2000 regarding September 15, 2000 meeting
c.       Reports on Form 8K
                  * Report on Form 8-K was filed on June 30, 2000 regarding t he purchase of Northwest Medical Clinic, Inc., Florimed of Tampa, Inc., and Amerimed of Georgia, Inc.





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