Form 10KSB/A
period 2000-12-31
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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
                         Commission File Number: 0-28580

                             Triad Industries, Inc.
             (Exact Name of Registrant as specified in its charter)

                  Nevada                                      88-0422528
(State or other jurisdiction of         (IRS Employer Identification Number)
                         incorporation or organization)
                       16935 W. Bernardo Drive, Suite 232
                               San Diego, CA 92127
              (Address and zip code of principal executive offices)

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

                                    x YES NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
     As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,085,353 based upon a $.19 per share trading price on February 15, 2001. Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.
                    Common Stock             8,658,307 Shares Outstanding
                    $0.001 par value           as of December 31, 2000

                       Documents Incorporated by reference

          Certain information required by Part III of this Form 10-KSB is included by reference to the Companys definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

       Traditional Small Business Disclosure Format (check one): Yes x No

         The issuers revenues for its most recent year were $1,783,674.






                                       ii

                             TRIAD INDUSTRIES, INC.
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business       2-4
Item 2.          Description of Property    4-5
Item 3.          Legal Proceedings     5-6
Item 4.          Submission of Matter to a Vote of Security Holders     6
                                                                PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters   6-7

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation    7-8

Item 7.          Financial Statements   8

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure .     9

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act      9-10

Item 10.         Executive Compensation    10-11

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management    11

Item 12.        Certain Relationships and Related Transactions         12

Item 13.        Exhibits and Reports on Form 8-K            12


SIGNATURES         S-1








                                                                   1


ITEM     1.       Description of Business

Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a Special Meeting of the Shareholders held June 6, 1990 the company name was changed to Combined Communication, Corp. On June 7, 1990 the company completed the merger and became a Nevada corporation. Combined Communication, Corp. was in the business of merchandising video tapes through automated dispensing machines. The company exited the video merchandising business by selling the merchandising assets to ARS International in August of 1994. Combined Communications then managed ARS International in their merchandising operations until October 1997. On October 17, 1997 at a Special Meeting of the Shareholders, the company met to amend the Articles of Incorporation to change the name of the company to RB Capital & Equities, Inc. On March 15, 1999 at a Special Meeting of the Shareholders HRM (1) reversed its common stock on a one for ten(1:10) basis from 5,256,716 to 526,672 shares outstanding. Also at the Special Meeting of Shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of HRM post split common stock and 700,000 shares of $1.00 preferred stock. (Gam Properties and Miramar Road became subsidiaries of RB Capital on February 26, 1999. RB Capital & Equities had a note payable to American Health Systems, Inc., for $1.4 million for these subsidiaries. This note was retired by issuance of 700,000 $1.00 preferred shares and 373,333 shares of pre split common stock to American Health Systems, Inc. for the above mentioned note.) RB Capital and Equities was a non-trading publicly owned company. The company has approximately 400 shareholders. The only significant shareholder was American Health Systems, Inc. who owned 373,333 (23.5%) of common shares before the merger and 1,120,000 (17.5%) of common shares after the merger. The 700,000 shares of preferred stock that were issued to American Health Systems, Inc. was for a note payable for the 99% interest RB Capital had acquired in Miramar Road Associates on February 28, 1999. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital controlled HRM after the acquisition. Therefore, RB Capital is treated as the acquiring entity for accounting purposes and HRM is the surviving entity for legal purposes. On March 15,1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc. In September of 1999 Triad Industries acquired the unowned 1% interest in Miramar Road Associates, for cash. On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. The certain assets, subject to certain liabilities were all acquired in separate transactions. The certain assets, subject to certain liabilities were simultaneously placed in a newly capitalized Corporation named Northwest Medical Clinic, Inc. Although the prior operating name was used, it should be noted that the purpose of this acquisition was to use the Companys public status to raise funds through the sale of common stock to be able to inject capital into the medical clinic to change its direction. The personal injury sector that the clinic had historically performed was no longer a profitable due to several factors. The main factors were the length of time to collect on an outstanding balance from the insurance providers, and the litigious nature of insurance claims. The operators of the clinic had determined that they must change the services they provided in order to remain in business. However, the clinic did not have the access to sufficient capital to change direction. The Company determined that they would acquire certain assets, subject to certain liabilities from three entities to capitalize a medical division balance sheet (operating under the name Northwest Medical Clinic Inc), then, immediately inject sufficient capital to change the clinic direction in order for it to be viable. Northwest Medical Clinic operates a medical clinic in Smyrna, Georgia a suburb in Northwest Atlanta. Amerimed and Florimed for the intents and purposes do not perform any business activities, however; they still have accounts receivable, which they receive payments on. The assets acquired in the transaction was cash of $1,731, equipment of $46,125 and $1,512,850 (net of allowance for uncollectable accounts) in accounts receivable. The major liabilities acquired were notes and accounts payable in the amount of $135,749. 1,463,302 shares of common stock were issued at $.96 per share for a total of $1,401,018. The shares were issued under Section 4(2) of the 1933 Securities Act and were issued as restricted securities. The transaction was accounted for as a purchase in accordance with APB No. 16. The assets subject to the liabilities were acquired from the shareholders of Northwest Medical Clinic, Inc., Amerimed of Georgia, Inc., and Florimed of Tampa, Inc., of which there were no material relationships between the shareholders of Northwest Medical Clinic, Inc., and any of the Companys affiliates, officers or directors. The assets subject to the liabilities of Northwest Medical Clinic, Inc., were purchased from shareholders. The company has entered into a sale agreement to sell its Miramar Road commercial property for $3,950,000 to TD Service Company. The company will net approximately $500,000 in proceeds from the sale of the building and is considering paying off $300,000 in existing debt. Escrow is scheduled to close on or about April 30, 2001. As of December 31, 2000 the Company had 8,658,303 shares of $.001 par value common stock outstanding and 850,000 shares of $1.00 preferred stock outstanding.

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

     4- Northwest Medical Clinic, Inc. a Georgia corporation, located at 2430 Herodian Way, Smyrna, GA, 30080 engaged in the healthcare delivery business, consisting of personal injury, sleep apnea and hormone replacement therapy. There are a total of 7 employees.

     5- Healthcare Resource Management, Inc., a Nevada corporation. Presently inactive.

     6- Triad Realty, a newly formed California corporation, incorporated to perform real estate management activities. Presently inactive.

     *This is one apartment building. The building has four units built back to back; therefore, there are two units on each street.

     The Company is not required to deliver an annual report to security holders. The Company will send an annual report with audited financial statements to a security holder if requested. The Company is not currently a reporting entity. At the time the Company becomes a reporting entity, the Company will be required to file 10Ks, 10Qs, 8Ks, and various other reports.
At this time, the public may read and copy any materials the Company files with the SEC at the SECs Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company has filed its 10SBA report electronically with the SEC. The SEC maintains a website where these reports may be found. The address of the website is as follows http://www.sec.gov.
Services and Operations

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

         Gam Properties, Inc.               100% owned.
     Triad through its wholly owned subsidiary Gam Properties, Inc. has the ownership and operates three real estate properties in the pacific southwest part of the United States. These properties consist of residential rental units, located in San Diego, California, which are rented on a month to month basis.

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

         Northwest Medical Clinic, Inc.  100% owned.
Northwest Medical Clinic, Inc., was acquired June 30, 2000. It is a newly capitalized Georgia corporation that operates a 2,500 square foot medical clinic at 2430 Herodian Way, Suite 250, Smyrna, Georgia, 30080. The clinics main business is the delivery of personal injury medical services for approximately 60% of its business, and 40% is generated by treating sleeping disorders and hormone replacement therapy. Since its June acquisition, the clinic has generated $650,717 in medical treatment income.

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

Employees

     Including its officers and directors the consolidated operations employ 15 full time employees. Three employees work at the real estate operations, seven employees in the medical sector, and five employees in RB Capital and Equities. The Company uses independent consultants for a variety of tasks, including medical doctors, real estate brokers, investor relations.

Item 2.  Description of Property

Office Rentals Occupied by the Company:

     Triad Industries, Inc., RB Capital & Equities, Inc., and Triad Realty, Inc. occupy approximately 2200 square feet of general office space at 16935 West Bernardo Drive, Suite 232, San Diego, CA 92127 under a five year lease entered into January 1, 1996. The five - year term expired on December 31, 2000, therefore, the Company is presently on a month to month rental agreement at $4,200 per month. Miramar Road Associates, LLC. and Gam Properties, Inc. occupy a 600 square foot office space at 6920 Miramar Road, Suite 102, San Diego, CA 92121 as a accounting and rental office. The Company owns the building and does not pay any rent to themselves. Northwest Medical Clinic, Inc. leases a 2,500 square foot medical clinic at 2430 Herodian Way, Suite 250, Smyrna, GA 30080 on a five - year lease at $2,900 per month. In regards to the Companies residential and commercial real estate holdings there are no limitations, which have been set by the Companys management as to any limitations on the percentage of assets which maybe invested into any one investment, or type of investment. This policy may be changed without a vote of the companys shareholders. It is the intent of the Company to acquire these properties primarily for capital appreciation. In the opinion of management all the properties the Company owns are adequately covered by insurance and are in excellent rental condition.

Residential Property Held by Gam Properties, Inc:


         2135-39 Grand Ave.
         Tri-plex (three 2 bedroom, one bath units)
         Square Footage: 2,050
         Interest Rate: 7.67%
         Cost: $355,350
         Debt: $228,642
         Income per year: $10,300 per unit
         Rate Per Square Foot: $1.25 per square foot/ per month
         Payment Monthly: $1,630
         Principal: $192
         Interest: $1,438
         Taxes: $3,602 per year
         100% occupied

         4952 Bancroft Ave.
         7 units (four 2 bedroom, one bathroom units and three 1 bedroom, one bathroom units)
         Square Footage: 3,950
         Interest Rate: 7.50%
         Cost: $396,057
         Debt: $256,859
         Income per year: $6,917 per unit
         Rate Per Square Foot: $1.02 per square foot/ per month
         Payment Monthly: $2,036
         Principal: $306
         Interest: $1,730
         Taxes: $2,138 per year
         100% occupied


         2016-18 Balboa
         2015-17 Hornblend *
         4 units (one bedroom, one bathroom)
         Square Footage: 1,800
         Interest Rate: 7.817%
         Cost: $420,000
         Debt: $302,148
         Income per year: $8,925 per unit
         Rate Per Square Foot: $1.65 per square foot/ per month
         Payment Monthly: $1,885
         Principal: $197
         Interest: $1,688
         Taxes: $3,840 per year
         100% occupied


     *This is one apartment building. The building has four units built back to back; therefore, there are two units on each street.

     These properties are held for sale, therefore; they are not depreciated.

     The total of the 15 apartments are rented to 15 people are rented on a month to month basis and are fully occupied. The mortgages on all of the properties are fully amortized. The above mentioned properties are all located in San Diego, California.
     Gam Properties, Inc., is not experiencing heavy competition in the residential realty rental business due to low rental vacancys an active residential rental market in San Diego. Gam Properties, Inc. is currently 100% occupied.

Commercial Property Held by Miramar Road Associates, LLC.:

     The company owns a fifty one thousand square foot commercial building located at 6920 6910 A & B and 6914 Miramar Rd, San Diego, California. There are forty-seven tenants leased on a standard commercial basis. There are 42 tenants who occupy the building. There are 5 material leases that occupy 20,012 square feet or 39% of the building and contribute to 38% of the rental income per month.

         Tenant          Square Footage   Annual Rent   Lease Exp. Date
Del Mar Imaging                     3,219   $ 28,211   1/30/03
Robins Research                     4,296     43,812   3/31/01
Training Directions                 7,327     74,724   7/31/02
All County Dist.                    1,946     21,012   8/31/00
Quiki Lube                          3,224     61,116   8/30/05

Projected Annual Income          $599,040
Projected Service Fees (loans)    450,804
Taxes                              19,992
Rental Rate Per Square Foot         .98

Mortgages

                         Interest Rate    Principal    Note Due Date Mo. Payment
First Trust Deed 2/2000*             13%   $1,800,000   5/13/01    $   27,000
Second Trust Deed 10/1999*           12%      380,000   7/13/00         3,800
Third Trust Deed*                    13%      315,000   11/13/00        3,412
Forth Trust Deed*                    14%      259,000   7/15/00         3,022
Fifth Trust Deed*                    14%       28,500   6/10/00           333
                                                                   $2,782,500

     *All of the notes on the above mentioned Miramar Road property are paid interest only monthly. These said notes are all due in there entirety on the due date.

     Miramar Road Associates. LLC., is not experiencing heavy competition due to the low commercial vacancy rate in San Diego. The building is actually over 100% occupied. The building is over occupied because tenants are renting roof space for communication devices. The Miramar Road building is depreciated. The federal tax basis for this depreciation is $3,067,619, the federal tax rate for depreciation is .017, and the depreciation method used is MACRS (Modified Accelerated Cost Recovery System) . The useful life of the property is deemed to be 31.5 years for tax purposes. The company has entered into a sale agreement to sell its Miramar Road commercial property for $3,950,000, to TD Service Company. The company will net approximately $500,000 in proceeds from the sale of the building and is considering paying off $300,000 in existing debt. Escrow is scheduled to close on or about April 30, 2001 Five tenants: (1) Training Directors, (2) Quiki Lube, (3) Robins Research (4) Del Mar Design and (5) All County Dist. occupy 39% of the building and contribute 38% of the rental revenue with 36 other tenants inhabiting the rest of the building, including the rental office*. There are actually 48 suites in the building, with some leases occupying more than one suite.

     The table below sets forth the lease expirations of the commercial property for the next ten years.

Year  # of Tenants Sq. Feet Annual Rent % of Annual Rent

2001        35    36,434   432,836        81
2002         2     1,385    16,454         3
2003         1     3,219    28,211         5
2004         1       980    11,642         2
2005         1     3,224    61,116        11

     In regards to the Companies residential and commercial real estate holdings there are no limitations that have been set by the Companys management as to any limitations on the percentage of assets which maybe invested into any one investment, or type of investment. This policy may be changed without a vote of the companys shareholders. It is the intent of the Company to acquire these properties primarily for capital appreciation. In the opinion of management all the properties the Company owns are adequately covered by insurance and are in excellent rental condition.
* the rental office is not included in this calculation


Item 3.  Legal Proceedings

     The Company is not a part of any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. Gam Properties, Inc., case number 729554, was named in a lawsuit, regarding the sale of property by others and in managements opinion the lawsuit does not directly effect Gam Properties, Inc., the former owners of Gam Properties, Inc are defending the lawsuit. Gam Properties, Inc., was named in a lawsuit filed together with other parties on April 2, 1999 in the Judicial District of San Diego, California. The principal parties to the litigation were as follows: Plaintiffs: Manuel Zambrana and Mary Zambrana. Defendants: Amresco Management, Inc., ATF for RTC Mortgage Trust 1994 N2 and State Street Bank and Trust Company, Chicago Title Company, John Franco, Global Funding Corporation, Global Home Lending, Inc., Michael H. DeDemenico, Kathleen DeDemenico, Gam Properties, Inc., and Greenland Corporation. The proceeding was pending in the Superior Court of California, County of San Diego, Central Court. On October 15, 1999 the proceedings for this lawsuit began. The principal parties in the case are Manuel and Mary Zambrana (the plaintiffs) and Amresco Management, John Franco, Michael H. de Domenico, Greenland Corporation, and Gam Properties, Inc., (the defendants). The plaintiffs purchased property from Gam Properties, Inc.,
at  4027   31  Hamilton  Street,  San  Diego,  CA.,  for a  purchase  price  of
$260,799.52. This purchase took place prior to Gam Properties, Inc., being acquired by the issuer. The plaintiffs alleged that some of the defendants named, other than Gam Properties, Inc., induced the plaintiffs to purchase securities in a public company other than the issuer as well as accepting large amounts of cash from the plaintiffs. The relief sought by the plaintiffs was approximately $210,000.00. Subsequent to lengthy interrogations by some of the defendants, which included Gam Properties, Inc., the case was dismissed with prejudice for lack of merit on March 20, 2000.

Item 4.  Submission of Matters to Vote of Security Holders

     At the Annual Meeting of Shareholders held September 15, 2000 the shareholders elected directors to serve for one year or until their successors are duly qualified. The nominees for directors was as follows:
                          Gary DeGano       Richard Furlong
                           Linda M. Bryson  J. William Byrd
                           Michael Kelleher James Crowell
                           David Czoske


                     For            Against      Abstain
Gary DeGano        6,797,904           0           0
Linda M. Bryson    6,797,904           0           0
Michael Kelleher   6,797,904           0           0
J. William Byrd    6,797,904           0           0
David Czoske       6,797,904           0           0
Richard Furlong    6,797,904           0           0
James Crowell      6,797,904           0           0

     At the same meeting, the shareholders voted on a proposed 2000 stock option plan.

                   For                        Against          Abstain
                6,797,904                       0                  0

     The Shareholders also elected to appoint Armando Ibarra as independent auditor and Signature Stock Transfer as the registrar and transfer agent for the Company.

For               Against          Abstain
6,797,904            0                  0

     All of the above motions passed at the Annual Shareholder Meeting. These motions were voted on by approximately 79% of the Companys outstanding common stock. All of the above motions passed with 100% of the common stock represented by vote or proxy, approving the above said motions.

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



     The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:

                                    Low              High
Qtr Ended 12-31-98              $   .13          $    .25
Qtr Ended 3-31-99               $   .25          $    .75
Qtr Ended 6-30-99               $   .19          $    .25
Qtr Ended 9-30-99               $   .13          $    .19
Qtr Ended 12-31-99              $   .06          $    .19
Qtr Ended 3-31-00               $   .06          $   1.65
Qtr Ended 6-30-00               $   .45          $   1.95
Qtr Ended 9-30-00               $   .45          $    .63
Qtr Ended 12-31-00              $   .06          $    .25


     As of December 31, 2000, the Company has issued and outstanding 8,658,303 shares of common stock outstanding to 498 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

Recent Sales of Unregistered Securities

     On January 5, 2000 the company issued 72,222 shares of common stock to its directors for fees at $.06 per share for a total of $4,320. These shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     On March 1, 2000 the company issued 123,000 shares of common stock to Gary DeGano for services rendered at $.15 per share for a total of $18,000. These shares were issued under section 4(2) of the 1933 securities act.

     On June 15, 2000 the company issued 72,000 shares of common stock at $.50 per share to its directors for services rendered for a total of $36,000. These shares were issued under Section 4(2) of the 1933 securities act.

     On June 30, 2000 the company issued 1,463,302 shares of common stock to purchase 100% of Northwest Medical Clinic, Inc., and its two affiliated corporation (Amerimed of Georgia and Florimed of Florida) at $.96 per share for a total of $1,401,018. These shares were issued under section 4(2) of the 1933 securities act. On June 30, 2000 the company issued 36,583 shares at $.96 for a finders fee to Donner Investment Corporation for the Northwest Medical Clinic, Inc., Florimed and Amerimed transaction. Total consideration was $35,120. These securities were issued under section 4(2) of the 1933 securities act.

     On October 1, 2000 the company issued 200,000 shares at $.20 to Novak Capital for services rendered for a total of $40,000. These securities were issued under section 4(2) of the 1933 securities act.

     On December 12, 2000 the company issued 288,000 shares at $.24 to directors for services rendered for a total of $67,680. These securities were issued under section 4(2) of the 1933 securities act.

     As of December 31, 2000 there was 8,658,303 shares of common stock outstanding.

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

Description of Securities

     All shares of Common Stock have equal rights and privileges with respect to voting, liquidation and dividend rights. All shares of Common Stock entitle the holder thereof to (i) one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders; (ii) to participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and (iii) to participate pro rata in any distribution of assets available for distribution upon liquidation of the Company. Stockholders of the Company have no preemptive rights to acquire additional shares of Common Stock or any other securities. The Common Stock is not subject to redemption and carries no subscription or conversion rights. All outstanding shares of Common Stock are fully paid and non-assessable. There are no provisions in Triad Industries, Inc., charter or bylaws that would prevent, delay or defer a change in control. As of December 31,2000 there are no warrants outstanding. The only convertible securities that were outstanding are 850,000 shares of Preferred Stock, which convert on a two for one basis. No common stock has been proposed to be offered publicly by the Company. The preferred stock is
(1) non- voting stock, (2) convertible at the second anniversary from issuance on a two for one (2:1) basis to common stock, (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.


Dividends

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Companys results of operations as of the years ended December 31, 1999 and 2000. The Company consolidates the operation of RB Capital and Equities, Inc., (financial service sector), Miramar Road Associates and Gam Properties, Inc. (real estate sector) and Northwest Medical Clinic (medical service sector) for reporting purposes. In June the Company added Northwest Medical Clinic to its holdings and that company performed well in the last six months of 2000. In December the Company completed the conversion of short term real estate financing to long term and the resulting $3,000,000 paid off all the Miramar Road buildings high rate short term financing reducing the interest costs on the building and increasing the net cash flow rental income. Overall the real estate sector achieved 100% occupancy to its apartment rentals and 97% occupancy from its commercial property. The Company has listed for sale its Miramar Road property and intends to sell this property in 2001. The company has entered into a sale agreement with TD Service Company to sell its Miramar Road commercial property for $3,950,000. The company will net approximately $500,000 in proceeds from the sale of the building and is considering paying off $300,000 in existing debt. Escrow is scheduled to close on or about April 30, 2001.Furthermore, the Company plans to reinvest part of the cash yielded from this sale into additional real estate. The RB Capital stock portfolio had a comprehensive loss on the holdings in the amount of $27,122. However, the overall earnings from on going fee income is stable. The Company does not expect to purchase any significant equipment during the next twelve months. Management does not intend to hire additional employees, the only hiring would be to replace a vacated position. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.

Results of Operations

     Total revenues totaled $1,783,674 as of December 31, 2000 compared to $964,324 as of December 31, 1999 an increase of approximately 84%.

         Income December 31, 1999 and 2000 by sectors:

                                                         1999            2000
Financial Services                                  $435,052           $423,405
Rental Income                                        529,273            709,552
Medical Income                                             -            650,717*

*Triad Industries,  Inc. did not acquire Northwest Medical Clinic until June 30,
     2000. Part of the increase in total income is the result of Northwest acquisition income from June of 2000 to December 31, 2000 of $650,717. The decrease in the rental income can be attributed to the Company selling residential real estate properties which were being held as assets held for sale.


                        FINANCIAL INFORMATION RELATING TO
                        INDUSTRY SEGEMENTS AND CLASSES OF
                              PRODUCTS OR SERVICES

                                                           YEAR
                                             1998           1999          2000

Sales to unaffiliated customers:
* Miramar Road Associates, LLC.
Commercial Real Estate Rental Revenue              -      417,068       593,483
* Gam Properties, Inc.
Residential Real Estate Rental Revenue             -      112,205       116,069
RB Capital and Equities, Inc.
Financial Service Revenue                    650,883      435,052       423,405
Triad Industries, Inc.
Parent (holding) Company                           -            -             -
HRM / Northwest Medical**
Healthcare Revenue (HRM inactive)                  -            -       650,717

Intersegment Sales
Miramar Road Associates, LLC.                      -            -             -
Gam Properties, Inc.                               -            -             -
RB Capital and Equities, Inc.                      -            -             -
Triad Industries, Inc.                             -            -             -
HRM                                                -            -             -
Northwest Medical Clinic, Inc.                     -            -             -

Operating Profit/Loss
Miramar Road Associates, LLC.                      -       23,230       211,861
Gam Properties, Inc.                               -     (243,179)       15,257
RB Capital and Equities, Inc.                311,944     (113,687)      (64,598)
Triad Industries, Inc.                             -     (114,477)     (218,491)
HRM                                                -       (5,917)         (355)
Northwest Medical                                  -            -       (21,831)

Identifiable Assets
Miramar Road Associates, LLC.                      -    3,775,801     3,783,450
Gam Properties, Inc.                               -    1,192,334     1,035,299
RB Capital and Equities, Inc.              1,062,633      676,399       582,973
Triad Industries, Inc.                             -      408,077       601,522
HRM                                                -        3,380         3,026
Northwest Medial Clinic, Inc.                      -            -     1,632,711


         * Miramar and Gam were not acquired until February 26, 1999. ** Northwest medical Clinic, Inc. was acquired on June 30, 2000

     RB Capital and Equities, Inc. had a net operating loss of $64,598. There was a decrease of $11,647 in consulting revenues from the financial services subsidiary. However, in comparison to historical operating expenses costs remained constant. Miramar Road & Associates had a net operating gain of $211,861. However, when you include other expenses such as depreciation / amortization and interest expense this subsidiary had a net loss of $308,942. The increase in the net loss when compared to the year before for this subsidiary is due to interest expense. This is due to an entire year of interest expense Miramar was not purchased until late February of 1999. Gam Properties Inc. had a net operating gain of $15,257. However, when you include other expenses such as depreciation / amortization, interest expense and gain / loss from sale of assets this subsidiary had a net loss of $32,431. Healthcare Resource Management was inactive for all intents and purposes for 1999. The Company had minor corporate expenses and had a net operating loss of $355 from this activity. Northwest Medical Clinic, Inc. had a operating loss of $21,831. Management identifies the allowance for bad debt to a major contributing factor in this loss. Also, the personal injury sector is declining rapidly in terms of being a viable business. Triad Industries, Inc. the parent holding company did not have significant corporate activity. The operating loss from Triad Industries Inc was $218,492. Most of this loss was from common stock transactions the parent company was responsible for.

Expenses

     General and administrative expenses for the year ended December 31, 2000 were $1,123,393 compared to $1,024,358 for 1999. This slight increase is attributed the purchase of Northwest Medical Clinic, Inc. However, the sale of the real estate holdings kept these expenses from climbing even higher. These properties were considered by management to be labor intensive and expensive to keep in good rental condition. To offset the decrease in the general and administrative expenses, costs related to the Northwest acquisition and operation expenses are presented for the first time compared to expenses for the same period of 1999. The significant change in cost of revenues had to do with the Northwest operations. However, this is the same reason for the decrease in cost of revenues as a percentage. The main components of costs of revenues are consulting expenses and medical related costs. However, in 1999 the Company also had high costs due to the reverse merger of RB Capital & Equities, Inc. Depreciation and amortization expense was $163,241 for fiscal year 2000 as compared to $208,473 for 1999. The decrease can be due to the Company holding the residential properties as assets held for sale. Therefore, depreciation has been suspended on these properties. Interest expense increased by $195,635 to $598,800 in fiscal 2000 over $403,168 in 1999,this increase of $195,635 was caused by the properties available for sale and the commercial building. The available for sale and commercial property were acquired as of February 26, 1999 so interest in 1999 was for only ten months on all the properties. For the year ending December 31, 2000, the Company held these properties for the entire year, creating the majority of this increase. Also, the available for sale properties have adjustable rate mortgages that also contributed to this increase. The commercial building also had high loan costs, which are expensed under interest expense. Bad Debt also increased significantly from $5,637 for fiscal 1999 to $331,096 for fiscal 2000. The reason for the increase in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic. Revenues are recognized when services are performed. However, the historical collection rate on the accounts receivable by Northwest Medical Clinic is 65%. This is due to the personal injury service the clinic performs. The clinic performs these services then collects from the clients insurance company. Often the insurance company settles at a discount. This collection rate has been steady for the last 10 years of operations. Management does not expect this historical bad debt percentage to vary significantly.
Liquidity and Capital Resources

     Existing current assets of $3,430,127 compared to current liabilities of $1,606,556 provide a 2 to 1 working capital ratio, which along with existing cash flows serves all the Companys short term debt and operating requirements. The sale of the Miramar commercial building, which is in escrow, will provide approximately $500,000 in cash in the second quarter. The company also has a $50,000 bank line of credit. The $50,000 credit line is an adjustable rate loan. The loan is an open revolving line of credit, with annual terms of prime plus 3.65%. (ie. If prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. As of December 31, 2000 there was $30,160 outstanding on this line of credit. It should be noted that the Companys operations used cash of $53,251 and did not provide cash from operations. Triad Industries, Inc., has $ 3,430,127 in current assets including $ 54,834 in cash. The Company believes the $81,755 its holds in marketable securities, and the $ 1,075,858 in assets held for sale to be very liquid. The marketable securities can be converted to cash in under three days and the assets held for sale would take about a month. However, in the opinion of management there is a tremendous housing boom in Southern California. The tremendous housing boom in Southern California is relevant to the fact the assets held for sale, have a historical cost of $1,075,858. This real property would be easier to convert to cash if necessary, due to the housing boom. The Company holds $ 49,861 in accounts receivable. This is also highly liquid, however; this liquidity depends on the party the amount is due from. The tax impound account and income tax benefit are not liquid. The impound accounts includes property taxes that will be paid on behalf of the assets held for sale. Due to the fact Triad Industries is a consolidated parent holding company Triad Industries, Inc. will use revenues from Miramar Road Associates, LLC, Gam Properties and RB Capital & Equities to satisfy Triads short- term cash requirements. In the event, outside funding is necessary; the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or public offering.

Net Operating Loss

     The Company had approximately $ (679,540) of retained earnings as of December 31, 1999. As of December 31, 2000 the Company has net operating loss carryforwards was $ (1,045,230) which may be offset against taxable income and income taxes in future years. The use of these losses to reduce income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used. For the year ended December 31, 1999 a tax benefit has been reported in the financial statements for $ 367,300. For the year ended December 31, 2000 a tax benefit has been reported in the financial statements for $ 569,657. It should be noted that a tax benefit carryforward provides benefits to the Company when there is net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. During 1999, the Company disposed of several real properties that were generating losses. Also, management restructured debt on the commercial center to reduce interest expense. Management feels these were major contributors to the losses incurred along with the merger / acquisition costs the Company experienced in 1999. Management anticipates that net income would have to increase by about $190,000 a year during the carryforward period to recognize this benefit.


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
46 Corporate Park
Irvine, CA 92026

     The above percentages are based on 8,658,303 shares of common stock outstanding on December 31, 2000. The above table was computed with the fact that there are no entities that have any rights to acquire any common stock within 60 days pursuant to options, warrants, conversion privileges or other rights. To the best of managements knowledge, the above disclosure complies with Section 16(a) of the Exchange Act. As of December 31, 2000 there were no shares of common stock owned by beneficial owners and management that were subject to options, warrants, preferred stock or other convertible securities exercisable within 60 days.

Executive Officers of the Company

Name                        Age       Position          Period of Service

Gary DeGano                   59   President        Since March 15, 1998
816 Nantasket Ct.                                   Director
San Diego, CA 92102

Linda Bryson                  41   Vice President   Since March 15, 1997
9980 Scripps Vista Way # 96                         Director
San Diego, CA 92131

Michael Kelleher              26   Secretary        Since March 15, 1997
32621 Guevara Drive                                 Director
Temecula, CA 92592

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revisions and representations indicate by date filing of holdings as of December 31, 2000 in compliance to 16(a) for all directors, officers and 10% holders. There are no formal or informal corporate agreements the company has entered into with its executive officers.


Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2000.

Name                            Year    Salary    Bonus       Restricted Stock


Gary DeGano, President         1999   $50,000   $25,000   $ 6,000
Director                       2000    60,000              24,000

Linda Bryson, Vice President   1999    40,000               4,800
Director                       2000    48,000              24,800

Michael Kelleher, Secretary    1999    30,000               3,600
Director                       2000    48,000              24,800

J. William Byrd,Director       1999         -                 -
                               2000    26,000              11,280

Richard Furlong, Director      1999         -                  -
                               2000    26,000               11,280

James Crowell, Director        1999         -                1,000
                               2000         -              18,000

         Directors receive $18,000 a year payable in common stock.

     Mr. DeGano received $24,000 in restricted stock awards for the year ended December 31, 2000. $18,000 was for directors fees and $6,000 in stock for services. Miss. Bryson received $22,800 in restricted stock awards for the year ended December 31, 2000. $18,000 was for directors fees and $4,800 in stock for services. Mr. Kelleher received $22,800 in restricted stock awards for the year ended December 31, 2000. $18,000 was for directors fees and $6,000 in stock for services. Mr. Byrd received $11,280 in restricted stock awards for directors fees for the year ended December 31, 2000. Mr. Furlong received $11,280 in restricted stock awards for directors fees for the year ended December 31, 2000. Mr. Crowell received $18,000 in restricted stock awards for directors fees for the year ended December 31, 2000. There are no formal or informal corporate agreements the company has entered into with its executive officers.


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

See Item 9. Directors, Executive Officers and Control Persons chart on page
33.

Item 12.  Certain Relationships and Related Transactions

     On January 5, 2000 the company issued 72,222 shares of common stock to its directors for fees at $.06 per share for a total of $4,320. These shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend. On March 1, 2000 the company issued 123,000 shares of common stock to Gary DeGano for services rendered at $.15 per share for a total of $18,000. These shares were issued under section 4(2) of the 1933 securities act. On June 15, 2000 the company issued 72,000 shares of common stock at $.50 per share to its officers for services rendered for a total of $36,000. These shares were issued under Section 4(2) of the 1933 securities act. On June 30, 2000 the Company issued 1,463,302 shares of common stock at $.96 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 895,200 shares of common stock to Northwest Medical Clinic, Inc (an S
Corp). The stock was issued to the 25 shareholders of the Company. The Company issued 346,600 shares of common stock to Amerimed of Georgia and 221,502 shares of common stock to Florimed of Florida. Total consideration received was $1,401,018.These shares were issued under section 4(2) of the 1933 securities act.

         Amerimed of Georgia        346,600
         Florimed of Tampa          221,502

     These are companies purchased that are controlled by Mr. J. William Byrd and Richard Furlong who each own 50 % of Amerimed and 47.5% of Florimed each and therefore can initiate the vote on these companies. The shares are shown as an indirect ownership under their names. In addition Mr. Byrd also received 188,560 shares from the business combination. Mr. Furlong also received 188,560 for total direct and indirect holdings of 346,952 and 346,952, respectively. On June 30, 2000 the company issued 36,583 shares at $.96 for a finders fee to Donner Investment Corporation for the Northwest Medical Clinic, Inc. and its two
affiliated corporations purchase. Total consideration was $35,120. These securities were issued under section 4(2) of the 1933 securities act. None of the transactions are any more or less favorable to Triad Industries, Inc., or its subsidiaries because the company issues stock at market value, just as it would in an arms length transaction. On December 12, 2000 the company issued 288,000 shares at $.24 to directors for services rendered for a total of $67,680. These securities were issued under section 4(2) of the 1933 securities act. As of December 31, 2000 the Company has a total of 8,658,303 shares of common stock outstanding.

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

                             TRIAD INDUSTRIES, INC.

                            By:_____________________
                             Gary DeGano, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                         Title                               Date


________________                        President                 March 31, 2001
Gary DeGano


________________                        Vice President            March 31, 2001
Linda M. Bryson


________________                        Secretary and CFO         March 31, 2001
Michael Kelleher







                                                                  S-1