Form 10QSB/A
period 2001-03-31
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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

     Indicate the number of shares outstanding of each of the issues classe of common stock, as of the last practicable date.

             Class                             Outstanding as of March 31, 2001
Common Stock, $0.001                              9,578,165








                                        i



                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements            3-4

                           Consolidated Balance Sheets  December 31, 2000
                              And March 31, 2001                       5-6

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2001 and 2000          7

                           Consolidated Statements of Stockholders Equity  8-10

                           Consolidated Statements of Cash Flows three months
                                Ended March 31, 2001 and 2000           11

                           Notes to Consolidated Financial Statements  12-22

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                     23-24



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                          24

Item 2.                    Changes in Securities                      25

Item 3.                    Defaults Upon Senior Securities            25

Item 4.                    Submission of Matter to be a Vote of        25
                               Securities Holders

Item 5.                    Other Information on Form 8-K            25

Item 6.                    Exhibits and Reports on 8K               25

                           Signatures                                S-1











                                                                  ii









                          PART 1 FINANCIAL INFORMATION

                          Item 1. Financial Statements


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of March 31, 2001, and the balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000 and the statements of stockholders equity for the period of January 1, 1998 through March 31, 2001 are attached hereto and incorporated herein by this reference. Operating results for the quarters ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.






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



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC



May 15, 2001
San Diego, California






                          TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                        Consolidated Balance Sheets
                As of March 31, 2001 and December 31, 2000
                                  ASSETS
                             Three Months
                                 Ended        Year Ended
                              March 31,      December 31,
                                  2001           2000
CURRENT ASSETS
Cash                           $   60,702   $   54,384
Accounts receivable                52,668       49,681
Accounts receivable
medical clinic (see note 2g)    1,497,078    1,586,182
Marketable securities             226,904       81,755
Impound account                    12,610       12,610
Assets held for sale            1,075,858    1,075,858
Deferred tax benefit              565,161      569,657
Total Current Assets            3,490,981    3,430,127
NET PROPERTY & EQUIPMENT        3,323,907    3,356,160
OTHER ASSETS
Note receivable                   254,554      254,554
Investment in securities
available for sale                479,825      506,612
Net loan fees                      90,602       91,528
Total Other Assets                824,981      852,694
TOTAL ASSETS                   $7,639,869   $7,638,981






                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
               As of March 31, 2001 and December 31, 2000
                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                   Three Months
                                      Ended         Year Ended
                                    March 31,       December 31,
                                      2001             2000
CURRENT LIABILITIES
Accounts payable                  $     8,788    $    84,675
Loans payable                         291,497        277,433
Line of credit                         29,916         30,160
Greentree lease                            62            224
Taxes payable                           6,251          6,251
Security deposits                      46,616         47,259
Notes payable on assets
held for sale                         786,415        787,649
Trust deeds and
mortgages - STP                       372,905        372,905
Total Current
Liabilities                         1,542,450      1,606,556
LONG-TERM LIABILITIES
Trust deeds and
mortgages - LTP                     2,660,701      2,663,745
Total Long-Term
Liabilities                         2,660,701      2,663,745
TOTAL LIABILITIES                   4,203,151      4,270,301
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding for
for March 2001 and
December 2000, respectively)          850,000        850,000
Common stock ($0.001 par value,
50,000,000 shares
authorized 9,578,165 and
8,658,303 shares issued
and outstanding for
March 2001 and
December 2000, respectively)            9,578          8,658
Additional paid-in capital          3,805,518      3,644,874
Stock subscription receivable        (181,500)       (62,500)
Retained earnings                    (973,175)    (1,045,230)
Comprehensive loss                    (73,703)       (27,122)
Total Stockholders' Equity          3,436,718      3,368,680
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY            $ 7,639,869    $ 7,638,981








                            TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                    Consolidated Statements of Operations
              For the Three Months Ended March 31, 2001 and 2000
                                      Three Months       Three Months
                                         Ended              Ended
                                        March 31,          March 31,
                                          2001              2000
REVENUES
Consulting income                   $    200,102    $     97,320
Medical fee income                       281,939               -
Rental income                            189,485         166,856
Costs of revenues                        (45,074)        (17,400)
GROSS REVENUES                           626,452         246,776
OPERATING COSTS
Bad debt expense                          79,279               -
Depreciation                              36,179          49,095
Administrative expenses                  330,551         166,897
Total Operating Costs                    446,009         215,992
NET OPERATING INCOME / (LOSS)            180,443          30,784
OTHER INCOME & (EXPENSES)
Interest income                               89             317
Other income                                  48               -
Net realized gain / (loss)
on sale of marketable securities          12,098         (15,198)
Net gain / (loss) on
disposable assets                              -           4,500
Utility Charges                                -           1,250
Fee income                                     -              20
Interest expense                        (101,308)       (142,204)
Total Other Income & (Expenses)          (89,073)       (151,314)
NET INCOME BEFORE TAXES                   91,371        (120,530)
INCOME TAX (PROVISION) / BENEFIT         (19,316)         24,230
NET INCOME                          $     72,055    $    (96,300)
BASIC EARNINGS (LOSS) PER SHARE     $          0    $         (0)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              9,069,931       6,514,585
DILUTED EARNINGS (LOSS) PER SHARE   $          0    $         (0)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING             10,769,931       8,214,585





                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Comprehensive Income (Loss)
         For the Three Months Ended March 31, 2001 and 2000


                              Three Months   Three Months
                                  Ended         Ended
                                March 31,     March 31,
                                  2001          2000
Net Income (Loss)
Net of Tax                     $  72,055    $ (96,300)
Other Comprehensive (Loss) :
Unrealized gain
(loss) on securities             (61,401)     320,145
Total Other Comprehensive
(Loss)                           (61,401)     320,145
Comprehensive Income
(Loss) Before Income Taxes     $ (61,401)   $ 320,145
Income Taxes (Provision)
/ Benefit
Related to Items of
Comprehensive Income              14,820      (85,330)
Comprehensive Income (Loss)    $ (46,581)   $ 234,815






      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
         Consolidated Statement of Stockholders' Equity
      From December 31, 1997 to March 31, 2001

                                  Preferred  Preferred   Common
                                    Shares    Stock     Shares


Balance, December 31, 1997                            2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share                   13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                     60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share                   15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share                        30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share                  135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                       375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per share                       18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share                     60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share                        60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share                  225,000

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                             3,633,204






                                           Common       Additional     Stock
                                           Stock        Paid in    Subscription
                                                        Capital      Receivable




Balance, December 31, 1997                $    2,340   $  633,096          $ -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13       14,096       14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60       53,640       54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share           15        1,235        1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                30       10,131       10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135       44,865       45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300       99,700    100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                375       62,125     (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share               19        6,031        6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share             61       20,192       20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                60       20,102       20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share          225       46,025       46,400

Contributed capital                            1,717        4,139

Net loss for the year ended

December 31,1998

Balance, December 31, 1998                     3,633    1,015,677      (62,500)






                                                     Comprehensive
                                        Retained        Income         Total
                                        Earnings        (loss)

Balance, December 31, 1997                $  95,266          $ -    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share                                  14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                                     54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share                                    1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                                        10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share                                   45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                                100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                                          250

Common stock issued December 31, 1998
for note payable @ $.3234 per share                                      6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share                                    20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                                        20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share                                 46,400

Contributed capital                           1,717                       1,717

Net loss for the year ended

December 31,1998                            (62,126)                    (62,126)

Balance, December 31, 1998                   33,140            -      989,950







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

Comprehensive Income December 31, 2000

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

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                                             20,000

Common Stock issued December
1999 for cash @ $0.22 per share                    320         71,625

Common Stock issued December 1999
for management fees @ $0.06 per share              489         28,886

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999                 $     6,403   $ 2,044,991  $ (62,500)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                        72          4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                  123         17,877
Stock issued on June 15, 2000
to Directors @ $0.50 a share                        72         35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                  1,463      1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                    37         35,083

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                      200         39,800

Stock issued on December 12, 2000
to Directors @ $0.24 a share                       288         67,392

Comprehensive Income December 31, 2000         (27,122)       (27,122)

Net loss for the year ended
December 31, 2000

Balance, December 31, 2000                 $     8,658    $ 3,644,874  $(62,500)









Balance, December 31, 1998                      33,140          -        989,950

Recapitalization (Note 1)                                                13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                    196,841

Common stock issued on March 15,
1999 for the purchase of Gam

Properties, Inc. @ $0.63 per share                                      700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                                       700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                                         150,000

Stock subscription receivable                                          20,000

Common Stock issued December
1999 for cash @ $0.22 per share                                        71,945

Common Stock issued December 1999
for management fees @ $0.06 per share                                   29,375

Net loss for the year ended
December 31, 1999                             (712,680)               (712,680)

Balance, December 31, 1999                 $  (679,540)      $ -    $ 2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                               4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                         18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                              36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                                        1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                                         35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                                            40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                                              67,680

Comprehensive Income December 31, 2000         (27,122)       (27,122)

Net loss for the year ended
December 31, 2000                             (365,689)                (365,689)

Balance, December 31, 2000                 $(1,045,230)    $ (27,122)$ 3,368,680





      TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity (continued) From December 31, 1997 to March 31, 2001

                                   PreferredPreferred   Common
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

Comprehensive Income March 31, 2001

 Net loss for the three months ended
 March 31, 2001

 Balance, March  31, 2001           850,000 $ 850,000  9,578,165






                                        Common      Additional      Stock
                                        Stock       Paid in      Subscription
                                                    Capital       receivable

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share            50        8,450

Stock issued on January 18, 2001 for
management fees @ $0.21 a share               145       30,179

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share            25        3,715

Stock issued on March 1, 2001 to
management fees @ $0.17 a share               700      118,300     (119,000)

Comprehensive Income March 31, 2001

Net loss for the three months ended
March 31, 2001

Balance, March 31, 2001                $    9,578   $3,805,518   $ (181,500)
















                                                        Comprehensive
                                        Retained         Income         Total
                                        Earnings         (Loss)


Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                                        8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                                           30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                                        3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                                                0

Comprehensive Income March 31, 2001                      (46,581)       (46,581)

Net loss for the three months ended
March 31, 2001                             72,055                        72,055

Balance, March 31, 2001                $ (973,175)   $  (73,703)   $3,436,718






                          TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                  Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2001 and 2000
                                     Three Months    Three Months
                                        Ended            Ended
                                       March 31,       March 31,
                                         2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations          $  72,055    $ (96,300)
Depreciation                              36,179       49,095
(Increase) in accounts
receivable                                86,117     (128,278)
Unrealized (gain) on
available for sale securities           (157,500)           -
(Increase) in assets
held for sale                                  -       (8,707)
Purchase of marketable
securities                                (1,211)           -
Sale of marketable
securities                               (21,052)           -
(Decrease) in accounts
payable                                  (75,887)     (13,864)
Increase in loans payable                 14,064      152,612
(Decrease) / increase
in security deposits                        (643)         910
Deferred tax benefit                      19,316      (24,230)
Common stock issued
for services                             161,564       22,320
Net Cash provided / (used)
by operating activities                  133,002      (46,442)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                  (3,000)           -
Loan fees                                      -       35,945
Net cash (used) by
investing activities                      (3,000)      35,945
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property
Mortgages                                 (1,234)           -
Common stock subscription
receivable                              (119,000)           -
(Decrease) in line
of credit                                   (244)      (4,524)
Greentree Lease                             (162)        (348)
Mortgage Principal                        (3,044)      (4,451)
Net cash (used) by
financing activities                    (123,684)      (9,323)
Net increase / (decrease)
in cash                                    6,317      (19,821)
Cash at beginning of period               54,384       43,236
Cash at end of period                  $  60,702    $  23,415
Supplemental Cash
Flow Disclosures
Cash paid during year
for interest                           $ 101,308    $ 106,259
Schedule of Non-Cash
Activities
Common stock issued
for services                           $  42,564    $  22,320
Common stock received
for services                           $ 137,250    $    -











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

g.  Accounts Receivable

     Due to the nature of business that Northwest Medical Clinic Inc. conducts, a reserve for bad debts that must be in place to properly state the account receivable as of March 31, 2001.

Accounts receivable     $ 3,056,107
Reserve for bad debts    (1,559,029)

                        $ 1,497,078

     The 1,497,078 is a receivable of Northwest Medical Clinic (a subsidiary) for services rendered.

 h.  Concentration of Credit Risk

     The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheets at March 31, 2001 and December 31, 2000 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 and 4 reflect the fair value of notes, trusts, and mortgages payable in accordance with SFAS 107.


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






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m.  Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 8 regarding income tax benefit.

n.  Note receivable

     The $254,554 note receivable represents a non interest-bearing note the Company received in the acquisition of the final one percent of Miramar Road Associates, Inc.


NOTE 3. PROPERTY HELD FOR SALE

All of the Companys properties held for sale are on a thirty-year mortgage.

Location            Description      Interest Rate   Cost          Debt

2016-18 Balboa*      4 Units                 7.817$  420,000   $  301,396
2015-17 Hornblend*
2135-39 Grand Ave.   Tri-plex                7.667   355,350      228,371
4592 Bancroft        7 Units                 7.500   396,057      256,648
NRV                                                               (95,549)

Total                                             $1,075,858   $  786,415

     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 95,549, in accordance with SFAS 121.

     By classifying these properties as held for sale the Company is bypassing an approximated annual depreciation expense of $35,862. The net operating loss for Gam Properties, Inc. for the period ending March 31, 2001 is $(8,062).





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

                          March 31,              December 31,
                            2001                    2000
                     -------------------     -------------------
                     -------------------     -------------------
Land                            $   327,614    $   327,614
Buildings                         3,038,357      3,038,357
Equipment                            34,070         34,070
Computer                              4,764          4,764
Furniture                            12,223         12,223
Tenant Improvements                 164,669        161,669
                        ----------------------------------
                        ----------------------------------
                                $ 3,581,697    $ 3,578,697
Less Accumulated Depreciation      (257,790)      (222,537)
                        ----------------------------------
                        ----------------------------------

Net Property and Equipment      $ 3,323,907    $ 3,356,160
                        ==================================

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

  Year Ending
---------------
---------------
2001     93,712
2002     97,968
2003     97,968
2004     97,968
2005     97,968
---------------
---------------
       $485,584
===============


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

                                          March 31,        December 31,
                                             2001              2000

Numerator income / (loss)         $            25,474   $  (392,811)
Denominator weighed average
number of shares outstanding                9,069,931     7,378,445
                                   --------------------------------
                                   --------------------------------

Basic gain / (loss) per share     $              0.00   $     (0.05)
                                   ================================

                                           March 31,         December 31,
                                                 2001          2000
                                  -----------------------------------------
                                  -----------------------------------------
Numerator income / (loss)         $                     $  (392,811)
                                                             25,474
Denominator weighed average
number of shares outstanding               10,769,931     9,078,445
                                  -----------------------------------------
                                  -----------------------------------------

Diluted gain / (loss) per share   $              0.00   $     (0.04)
                                  =========================================



NOTE 8.  INCOME TAXES

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

                                           March 31,
                                              2001

                             ----------------------
Net Operating Losses :
Beg. Retained Earnings                   (1,072,352)
Net operating gain for March 31, 2001        25,474
                             ----------------------
                             ----------------------
Ending Retained Earnings                 (1,046,878)

                             ----------------------
                             ----------------------
Income Tax Benefit                      $  (565,161)
                             ======================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. Net operating loss expires twenty years after the loss was incurred. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is not needed. Income tax benefit was decreased by $4,496 for the first three months of 2001.


NOTE 9.  MARKETABLE SECURITIES

     At March 31, 2001, the Company held trading securities of the following companies:
                       Trading Trading     Number of    Mkt. Price        FMV
                       Symbol   Market       Shares  At Period End At Period End

Advance Interactive Inc.   otc                   10,625             0.97  10,306
First Genx.com             fgnx   otc           600,000             0.04  27,000
Fortune Oil                fogc   otc            33,000             0.18   5,940
Greenland                  glcp   otc             4,113             0.08     329
Merchant Park              mpkc   otc           525,000             0.30 157,500
Peacock Financial          pfck   otc           200,000             0.01   3,000
Phantom Film Corp.         phlm   otc             5,000             0.02     100
Total Entertainment        ttln   otc            55,000             0.06   3,300
Spectrum                   sruv   pinksheets    600,000             0.02  15,000
5 G Wireless               fgwc   otc            10,300             0.43   4,429
                                                            --------------------
                                                            --------------------
Total                                                                   $226,904
                                                            ====================
NOTE 9.  MARKETABLE SECURITIES (CONTINUTED)

     The Company is in accordance with SFAS 130 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of March 31, 2001 in accordance with SFAS 130.


NOTE 10.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At March 31, 2001, the Company held investments in the following companies:

                             Trading  Number of   Value Price          Balance
                             Market    Shares     At Year End       At Year End

Beach Brew                        n/t     625,000             0.03   17,500
Blue Gold                         n/t     125,000             0.00      125
Carrara                           n/t     325,000             0.00      371
* Heritage National Corporation   n/t     250,000             0.10   25,000
Mezzanine Capital                 n/t     107,000             3.00  321,000
Nicholas Inv.                     n/t     364,583             0.00      365
* Pro Glass                       n/t   1,868,892             0.06  112,134
Spa International                 n/t     245,165             0.00        0
Superior Oil                      n/t     100,000             0.03    3,000
Thunderstone                      n/t       3,068             0.01       31
Regan Corp.                       n/t       5,000             0.00        0
Processing Research Inc.          n/t      20,000             0.02      300
                                                       --------------------
Total                                                             $ 479,825
                                                       ====================


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


NOTE 11.  ACQUISITIONS

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



NOTE 12.  STOCK TRANSACTIONS

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



NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

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

NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

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


NOTE 13.  STOCKHOLDERS EQUITY

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

     The holders of Preferred Stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of March 31, 2001. The preferred stock is (1) non-voting, (2) convertible at the second annivers from issuance on a two for on (2:1) basis to common stock;
(3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.





NOTE 14.  ISSUANCE OF SHARES FOR SERVICES STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuation of shares for services is based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. A total of 161,564 shares were issued for services to management and key employees for the three months ended March 31, 2001. As of March 31, 2001 the Company had no stock options issued or outstanding.


NOTE 15.  RESTATED FINANCIAL STATEMENTS

     Management to comply with SEC regulations for the period ended March 31, 2001 has restated the financial statements.





                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of March 31, 2001 the Company has $3,490,981 in current assets compared to current liabilities of $1,542,450. This represents a comfortable 2.26 to 1 current ratio. The current assets are comprised of $60,702 in cash, accounts receivable of $52,668, medical services accounts receivable of $1,497,078, marketable securities of $226,904, tax impound accounts of $12,610, assets held for sale of $1,075,858 and a deferred tax benefit of $565,161. The current liabilities are comprised of accounts payable of $8,788, loans payable of
$291,497, line of credit of $29,916, lease payable of $62, taxes payable of $6,251, security deposits of $46,616, and the current portion of notes due on property of $1,159,320. The company has a $50,000 bank line of credit which is mentioned above. The $50,000 credit line is an adjustable rate loan. The loan is an open revolving line of credit, with annual terms of prime plus 3.65%. (ie. If prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. As of March 31, 2001 there was $29,916 outstanding on this line of credit. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. Management anticipates that net income would have to increase by about $185,000 a year during the carryforward period to recognize this benefit. The Company has entered into a sale agreement with TD Service Company to sell its commercial property for $3,950,000, escrow # 1050739 at Commonwealth Title Company. The Company should net approximately $500,000 in proceeds from the sale of the building. Escrow is scheduled to close on or about April 30, 2001. The sale of the Miramar Road property is not expected to affect the Company greatly. This is due to the fact that management intends to invest the proceeds from the sale of Miramar Road into another commercial property. To date management has not decided on any specific commercial property or any other parameters that this property would fit. Results of Operations The Company had revenues of $671,526 for the three months ended March 31, 2001 compared with revenues of $264,176 for the same period last year. This increase is predominately caused by the fact that this is the first time the results of operations for Northwest Medical Clinic appear in the first quarter of Triad Industries, Inc., consolidated statement. Northwest Medical Clinic was acquired in June 30, 2000. Northwest Medical Clinic represented $281,939 of the Companys revenues. There was a substantial increase in revenues from the financial services sector. The increase in revenues of $102,782 can largely be attributed to an increase in merger and acquisition services, which RB Capital & Equities, Inc. provides. In the opinion of management it appears as if there is an increasing trend of emerging companies trying to become public in order to have access to venture capital markets. Rental Income also increased approximately $22,500. Management attributes this to 100% occupancy rates in all of the Companys properties. For the three months ending March 31, 2001 the Company has a net income of $72,055. This includes $36,179 in depreciation and amortization expense. Compared to amortization and depreciation expense of $49,095 for the same period the year before. Administrative expenses also increased $163,654 for the first quarter of 2001 compared to the same period of 2000. This increase is predominately caused by the fact that this is the first time the results of operations for Northwest Medical Clinic appear in the first quarter of Triad Industries, Inc., consolidated statement. Northwest Medical Clinic was acquired in June 30, 2000. Also, bad debt expense increased $79,279 due to the write off of uncollectable receivables at the Northwest Medical Clinic. The reason for the increase in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic. Revenues are recognized when services are performed. However, the historical collection rate on the accounts receivable by Northwest Medical Clinic is 65%. This is due to the personal injury services the clinic performs. The clinic performs these services then collects from the clients insurance company. Often the insurance company settles at a discount. This collection rate has been steady for the last 10 years of operations.

         The Company functions in three sectors: financial services, real estate, and medical services:

                      Revenues for the three months ending
                March 31,        March 31,
                 001                  2000

Financial Services   200,102    97,320
Real Estate          189,485   166,856
Medical *            281,939         -

Total                671,526   264,176

* Northwest Medical Clinic was acquired on June 30, 2000.

     For the three months ended March 31, 2001 Financial Service revenue increased by $102,782. There was a $132,250 merger and acquisition fee paid to R.B. Capital & Equities, Inc. which can explain this increase. Overall, operating expenses remained constant in the financial services sector when compared to prior periods. There was a substantial increase in revenues from the financial services sector. The increase in revenues of $102,782 can largely be attributed to an increase in merger and acquisition services, which RB Capital & Equities, Inc. provides. In the opinion of management it appears as if there is an increasing trend of emerging companies trying to become public in order to have access to venture capital markets. For the three months ended March 31, 2001 real estate rental income increased approximately $22,500. Rental revenues were also increased when compared to the same period due to 100% occupancy at all of the real estate properties. The Company acquired Northwest Medical Clinic on June 30, 2002. This is the first time the Company has presented Northwest Medical Clinic in the first quarter. The medical clinic had revenues of $281,939. However, there was $79,279 in bad debt expense recognized on this revenue. The reason for the increase in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic. Revenues are recognized when services are performed. However, the historical collection rate on the accounts receivable by Northwest Medical Clinic is 65%. This is due to the personal injury services the clinic performs. The clinic performs these services then collects from the clients insurance company. Often the insurance company settles at a discount. This collection rate has been steady for the last 10 years of operations. There are no known trends, events or uncertainties that management is aware of that are likely to have an impact on liquidity or revenues from continuing operations. The only significant expense that is not an operating expense is interest expense. However, interest expense decreased by $40,896 due to the disposition of some of the real estate holdings the Company acquired in February of 1999. There are no material planned expenditures for plant, property or equipment. There are no seasonal aspects, which had a material impact on the Companys operations

Net Operating Loss

     The Company has accumulated approximately $973,175 of net operating loss carryforwards as of March 31, 2001, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2000 in the amount of $569,657 and for the three months ended March 31, 2001 in the amount of $565,161. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. Management anticipates that net income would have to increase by about $185,000 a year during the carryforward period to recognize this benefit.


Sale of Common Capital Stock

     On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share, for total consideration of $8,500.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued as of December 31, 2000 at $.21 per share, for the reduction of a liability in the amount of $30,324.

     On February 21, 2001 the Company issued 25,100 shares of common stock to the Companys President for services rendered at $.17 per share, for consideration of $3,740.

     On March 1, 2001, the Company issued 700,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $.17 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     All of the above securities were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend. As of March 31, 2001 the Company has 9,578,165 shares of common stock issued and outstanding.

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








                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

                                      None.

                          ITEM 2. CHANGES IN SECURITIES


     On January 15, 2001 the Company issued 50,000 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $.17 per share, for total consideration of $8,500.

     On January 18, 2001 the Company issued 144,762 shares of common stock to eight employees of the Company for services accrued as of December 31, 2000 at $.21 per share, for the reduction of a liability in the amount of $30,324.

     On February 21, 2001 the Company  issued  25,100  shares of common stock to
the  Companys   President  for  services   rendered  at  $.17  per  share,   for
consideration of $3,740.

     On March 1, 2001, the Company issued 700,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $.17 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     All of the above issued securities were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

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