Form 10QSB/A
period 2001-06-30
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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

          Registrans telephone no., including area code (760) 291-1710


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

                           Signatures                                 S-1








                                                                  ii

PART 1 FINANCIAL INFORMATION Item 1. Financial Statement The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of June 30, 2001, and the balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statement, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and June 30, 2000 and the statements of stockholders equity for the period of January 1, 1998 through June 30, 2001 are attached hereto and incorporated herein by this reference. Operating results for the quarters ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2001




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


                         INDEPENDENT ACCOUNTANTS REPORT


     We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of June 30, 2001, and the related statements of operations, changes in stockholders equity, and cash flows for the three and six months ended June 30, 2001 and 2000 respectively, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.



__________________________________
ARMANDO C. IBARRA, C.P.A. - APC



August 8, 2001
San Diego, California




                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS
                                Six Months
                                 Ended        Year Ended
                                June 30,      December 31,
                                 2001             2000
       CURRENT ASSETS
Cash                           $   87,462   $   54,384
Accounts receivable               381,817       49,681
Accounts receivable
medical clinic (see note 2g)    1,556,704    1,586,182
Marketable securities             261,949       81,755
Prepaid expenses                    1,450            -
Impound account                     9,045       12,610
Assets held for sale              716,514    1,075,858
Deferred tax benefit              490,388      569,657

Total Current Assets            3,505,329    3,430,127
NET PROPERTY & EQUIPMENT        1,059,131    3,356,160
OTHER ASSETS
Note receivable                   254,554      254,554
Investment in securities
available for sale                790,525      506,612
Net loan fees                       7,490       91,528
Total Other Assets              1,052,569      852,694
TOTAL ASSETS                   $5,617,029   $7,638,981






                     TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets
              LIABILITIES AND STOCKHOLDERS' EQUITY
                                  Six Months
                                    Ended       Year Ended
                                   June 30,     December 31,
                                    2001            2000
CURRENT LIABILITIES
Accounts payable                $    66,666    $    84,675
Loans payable                       287,868        277,433
Line of credit                       27,715         30,160
Greentree lease                           -            224
Taxes payable                         8,688          6,251
Security deposits                     8,669         47,259
Notes payable on assets
held for sale                       527,242        787,649
Trust deeds and mortgages
Short-term portion                  150,910        372,905
Total Current Liabilities         1,077,758      1,606,556
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                   854,294      2,663,745
Total Long-Term Liabilities         854,294      2,663,745
TOTAL LIABILITIES                 1,932,052      4,270,301
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding for
for June 2001 and
December 2000, respectively)        850,000        850,000
Common stock ($0.001 par
value, 50,000,000 shares
authorized 10,838,165
and 8,658,303 shares issued
and outstanding for
June 2001 and
December 2000, respectively)         10,838          8,658
Additional paid-in capital        3,911,058      3,644,874
Stock subscription receivable      (181,500)       (62,500)
Retained earnings                  (809,683)    (1,045,230)
Comprehensive loss                  (95,736)       (27,122)
Total Stockholders' Equity        3,684,977      3,368,680
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY          $ 5,617,029    $ 7,638,981




                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Operations
                                  Six Months       Six Months       Three Months
                                     Ended            Ended             Ended
                                    June 30,         June 30,           June 30,
                                      2001             2000               2001
REVENUES
Consulting income                   $    444,011       328,349 $       243,909
Medical fee income                       527,260               -         245,321
Rental income                            277,025         333,316          87,540
Cost of revenues                         (73,728)        (38,135)       (28,654)
GROSS PROFIT                           1,174,568         623,530         548,116
OPERATING COSTS
Bad debt expense                         149,811               -          70,532
Depreciation                              48,826          83,094          12,647
Administrative expenses                1,086,028         410,058         755,477
Total Operating Costs                  1,284,665         493,152         838,656
NET OPERATING INCOME / (LOSS)           (110,097)        130,378       (290,540)
OTHER INCOME & (EXPENSES)
Interest income                            1,834             660           1,744
Other expense                                  -             (54)              -
Other income                                  48               -               -
Net realized gain on sale
of marketable securities                  16,984          36,309           4,886
Net gain / (loss) on
disposable assets                              -          (1,059)              -
Utility charges                                -           1,250               -
Fee income                                     -              74               -
Vending income                                10               -              10
Sale of assets - net                     618,455               -         618,455
Interest expense                        (170,344)       (286,048)       (69,036)
Total Other Income & (Expenses)          466,986        (248,867)        556,059
NET INCOME (LOSS) BEFORE TAXES           356,890        (118,489)        265,519
INCOME TAX (PROVISION) / BENEFIT        (121,343)         29,461        (86,802)
NET INCOME (LOSS)                   $    235,547       (89,028)$       178,717 $
BASIC EARNINGS (LOSS) PER SHARE     $       0.02          0.01 $          0.02 $
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              9,463,684       6,570,857       9,463,684
DILUTED EARNINGS (LOSS) PER SHARE   $       0.02            0.01    $       0.02
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING             11,163,684       8,270,857      11,163,684









                                     Three Months
                                        Ended
                                         June 30,
                                         2000
REVENUES
Consulting income                   $   231,029
Medical fee income                            1
Rental income                           166,460
Cost of revenues                        (20,735)
GROSS PROFIT                            376,754
OPERATING COSTS
Bad debt expense                              -
Depreciation                             33,999
Administrative expenses                 243,161
Total Operating Costs                   277,160
NET OPERATING INCOME / (LOSS)            99,594
OTHER INCOME & (EXPENSES)
Interest income                             343
Other expense                               (54)
Other income                                  -
Net realized gain on sale
of marketable securities                 51,508
Net gain / (loss) on
disposable assets                        (5,559)
Utility charges                               -
Fee income                                   54
Vending income                                -
Sale of assets - net                          -
Interest expense                       (143,844)
Total Other Income & (Expenses)         (97,553)
NET INCOME (LOSS) BEFORE TAXES            2,041
INCOME TAX (PROVISION) / BENEFIT           (306)
NET INCOME (LOSS)                   $     1,735
BASIC EARNINGS (LOSS) PER SHARE      $     0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             6,570,857
DILUTED EARNINGS (LOSS) PER SHARE    $            0.00
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING             8,270,857







                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Comprehensive Income (Loss)
        For the Six and Three Months Ended June 30, 2001 and 2000
                                               Six Months      Six Months
                                                  Ended          Ended
                                                  June 30,      June 30,
                                                   2001           2001
Net Income (Loss)
Net of Tax                                        $ 235,547    $ (89,028)
Other Comprehensive
(Loss) :
Unrealized gain
(loss) on securities                               (110,688)     208,372
Total Other Comprehensive
(Loss)                                             (110,688)     208,372
Comprehensive Income (Loss) Before Income Taxes   $(110,688)   $ 208,372
Income Taxes (Provision)
Benefit
Related to Items of
Comprehensive Income                                 42,074      (48,271)
Comprehensive
Income (Loss)                                     $ (68,614)   $ 160,101









                              Three Months  Three Months
                                   Ended       Ended
                                  June 30,    June 30,
                                    2000         2000
Net Income (Loss)
Net of Tax                     $ 178,717    $   1,735
Other Comprehensive (Loss) :
Unrealized gain
(loss) on securities             (49,287)    (111,773)
Total Other Comprehensive
(Loss)                           (49,287)    (111,773)
Comprehensive Income (Loss)
Before Income Taxes            $ (49,287)   $(111,773)
Income Taxes (Provision)
/ Benefit
Related to Items of
Comprehensive Income              19,221       26,351
Comprehensive Income
(Loss)                         $ (30,066)   $ (85,422)






                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity

                                   Preferred Preferred   Common
                                    Shares     Stock     Shares

 Balance, December 31, 1997                             2,339,529

Common stock issued June 17,1998
for securities valued @ $1.07 per share                     13,200

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                       60,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share                     15,000

Common stock issued June 17, 1998
for note payable @ $.334 per share                          30,480

Common stock issued June 17, 1998
for securities valued @ $.334 per share                    135,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                  300,000

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                         375,000

Common stock issued December 31, 1998
for note payable @ $.3234 per share                         18,750

Common stock issued December 31, 1998
for management fees @ $.334 per share                       60,759

Common stock issued December 31, 1998
for note payable @ $.334 per share                          60,486

Common stock issued December 31,1998
for securities valued @ $.206 per share                    225,000

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                               3,633,204



                                          Common       Additional       Stock
                                           Stock        Paid in     Subscription
                                                        Capital      Receivable



Balance, December 31, 1997                $    2,340    $  633,096           -

Common stock issued June 17,1998
for securities valued @ $1.07 per share           13        14,096

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share             60        53,940

Common stock issued June 17, 1998
for securities valued @ $.084 per share           15         1,235

Common stock issued June 17, 1998
for note payable @ $.334 per share                30        10,131

Common stock issued June 17, 1998
for securities valued @ $.334 per share          135        44,865

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                        300        99,700

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                375        62,125     (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share               19         6,031

Common stock issued December 31, 1998
for management fees @ $.334 per share             61        20,192

Common stock issued December 31, 1998
for note payable @ $.334 per share                60        20,102

Common stock issued December 31,1998
for securities valued @ $.206 per share          225        46,025

Contributed capital                                           4,139

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                     3,633     1,015,677      (62,500)













                                                        Comprehensive
                                             Retained     Income      Total
                                              Earnings    (Loss)


Balance, December 31, 1997                $  95,266          $ -    $ 732,262

Common stock issued June 17,1998
for securities valued @ $1.07 per share                                   14,118

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                                     54,040

Common stock issued June 17, 1998
for securities valued @ $.084 per share                                    1,260

Common stock issued June 17, 1998
for note payable @ $.334 per share                                        10,180

Common stock issued June 17, 1998
for securities valued @ $.334 per share                                   45,090

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                                100,200

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                                           250

Common stock issued December 31, 1998
for note payable @ $.3234 per share                                       6,063

Common stock issued December 31, 1998
for management fees @ $.334 per share                                     20,294

Common stock issued December 31, 1998
for note payable @ $.334 per share                                        20,202

Common stock issued December 31,1998
for securities valued @ $.206 per share                                   46,400

Contributed capital                                                        1,717

Net loss for the year ended
December 31,1998                            (62,126)                  (62,126)

Balance, December 31, 1998                     33,140            -     989,950







      TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity
                                   Preferred Preferred   Common
                                    Shares     Stock     Shares
Balance, December 31, 1998                               3,633,204

 Recapitalization (Note 1)                                 526,672

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share                     313,942

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share                      1,120,000

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share   700,000   700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share      150,000   150,000

 Stock subscription receivable

 Common Stock issued December
 1999 for cash @ $0.22 per share                           320,000

 Common Stock issued December 1999
 for management fees @ $0.06 per share                     489,600

 Net loss for the year ended
 December 31, 1999

 Balance, December  31, 1999         850,000 $ 850,000   6,403,418

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                               72,000

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                          123,000

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                               72,000

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC.
 @ $0.96 a share                                         1,463,302

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                           36,583

 Stock issued on October 1, 2000 to
 Novak Capital @ $0.20 a share                             200,000

 Stock issued on December 12, 2000
 to Directors @ $0.24 a share                              288,000

Comprehensive Income December 31, 2000

 Net loss for the year ended
 December 31, 2000

 Balance, December  31, 2000         850,000 $ 850,000   8,658,303








                                                         Additional    Stock
                                               Common     Paid-in   Subscription
                                                Stock     Capital   Receivable
Balance, December 31, 1998                      3,633    1,015,677      (62,500)

Recapitalization (Note 1)                         527       33,396      (20,000)

Common stock issued March 15, 1999
for services valued @ $0.63 per share             314      196,527

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share              1,120      698,880

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                                             20,000

Common Stock issued December
1999 for cash @ $0.22 per share                   320       71,625

Common Stock issued December 1999
for management fees @ $0.06 per share             489       28,886

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999                 $    6,403   $2,044,991   $  (62,500)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                       72        4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                 123       17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                       72       35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                 1,463    1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                   37       35,083

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                     200       39,800

Stock issued on December 12, 2000
to Directors @ $0.24 a share                      288       67,392

Comprehensive Income December 31, 2000

Net loss for the year ended
December 31, 2000

Balance, December 31, 2000                 $    8,658   $3,644,874   $  (62,500)












                                                       Comprehensive
                                         Retained         Income       Total
                                         Earnings       (Loss)
Balance, December 31, 1998                      33,140        -        989,950

Recapitalization (Note 1)                                                 13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                    196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                                       700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                                        700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                                           150,000

Stock subscription receivable                                             20,000

Common Stock issued December
1999 for cash @ $0.22 per share                                           71,945

Common Stock issued December 1999
for management fees @ $0.06 per share                                     29,375

Net loss for the year ended
December 31, 1999                             (712,680)                (712,680)

Balance, December 31, 1999                 $  (679,540)      $ -    $ 2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                              4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                         18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                              36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                                        1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                                          35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                                            40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                                             67,680

Comprehensive Income December 31, 2000                       (27,122)   (27,122)

Net loss for the year ended
December 31, 2000                             (365,689)                (365,689)

Balance, December 31, 2000                $(1,045,230)   $(27,122)   $ 3,368,680








      TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity

                                     Preferred Preferred   Common
                                      Shares     Stock     Shares

 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a share                        50,000

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                           144,762

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a share                        25,100

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                           700,000

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $0.11 per share                         900,000

 Stock issued on June 22, 2001
 to Directors @ $0.03 a share                              360,000

Comprehensive Income June 30, 2001

 Net lncome for the six months ended
 June 30, 2001

Balance, June 30, 2001              850,000 $ 850,000 $10,838,165






                                                       Additional    Stock
                                             Common     Paid-in   Subscription
                                              Stock     Capital   Receivable

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share             50        8,450

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                145       30,179

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share             25        3,715

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                700      118,300     (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share              900       95,100

Stock issued on June 22, 2001
to Directors @ $0.03 a share                   360       10,440

Comprehensive Income June 30, 2001

Net lncome for the six months ended
June 30, 2001

Balance, June 30, 2001                  $   10,838   $3,911,058   $ (181,500)







                                                 Comprehensive
                                   Retained        Income       Total
                                    Earnings       (Loss)

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                                        8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                                          30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                                        3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                                                -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                                        96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                                            10,800

Comprehensive Income June 30, 2001                        (68,614)      (68,614)

Net lncome for the six months ended
June 30, 2001                              235,547                     235,547

Balance, June 30, 2001                  $ (809,683)   $  (95,736)   $3,684,977










                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows
                                        Six Months      Six Months
                                           Ended          Ended
                                          June 30,       June 30,
                                             2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations       $     235,547 $       (89,028)
Depreciation                               48,826        83,094
(Increase) in accounts
receivable                               (302,658)      (95,932)
(Increase) in advance
expenses                                   (1,450)            -
Decrease in impound
account                                     3,565         2,103
(Decrease) in loan fees                    84,038             -
Unrealized (gain) on
available for sale securities            (521,368)            -
Purchase of marketable
securities                                 (1,211)     (250,000)
Sale of marketable
securities                                (52,216)       99,175
(Decrease) in assets
held for sale                             355,344       177,393
(Decrease) in accounts
payable                                   (18,009)      (10,776)
Increase in loans
payable                                    10,435       159,838
(Decrease) / increase in
security deposits                         (38,590)         (478)
(Decrease) / increase in
taxes payable                               2,437       (10,604)
Deferred tax benefit                      121,343       (29,461)
Common stock issued for
services                                  268,364        93,440
Net cash provided by
operating activities                      194,397       128,774
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of
fixed assets                            3,325,203             -
Purchase of
fixed assets                           (1,073,000)      (51,638)
Loan fees                                       -        71,890
Net cash provided / (used)
by investing activities                 2,252,203        20,252
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property
Mortgages                                  (4,203)     (121,202)
(Decrease) in line
of credit                                  (2,445)        4,879
Common stock subscription
receivable                               (119,000)            -
Greentree Lease                              (224)         (888)
Mortgage Principal                     (2,287,650)            -
Net cash (used) by
financing activities                   (2,413,522)     (117,211)
Net increase in cash                       33,078        31,815
Cash at beginning of
period                                     54,384        43,235
Cash at end of end                 $      87,462 $       75,050$
Supplemental Cash
Flow Disclosures
Cash paid during year
for interest                       $     170,344 $       214,158
Schedule of Non-Cash Activities
Common stock issued
for services                       $     268,364 $        93,440
Common stock received
for services                       $     316,416 $       180,000
Common stock issued for
acquisition of subsidiar$                      - $     1,463,302









                                                Three monthe ended
                                        June 30            June 30
                                        2001              2000


CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations        $     178,717 $        1,735
Depreciation                               12,647        33,999
(Increase) in accounts
receivable                               (388,775)       32,346
(Increase) in advance
expenses                                   (1,450)            -
Decrease in impound
account                                     3,565         2,103
(Decrease) in loan fees                         -        84,038             -
Unrealized (gain) on available
for sale securities                      (363,869)            -
Purchase of marketable
securities                                      -      (250,000)
Sale of marketable securities             (31,164)       99,175
(Decrease) in assets held for sale        355,344       186,100
(Decrease) in accounts payable             57,878        (3,078)
Increase in loans payable                  (3,629)       (7,226)
(Decrease) / increase
in security deposits                      (37,947)       (1,388)
(Decrease) / increase
in taxes payable                            2,437       (10,604)
Deferred tax benefit                       86,802        20,933
Common stock issued for services          106,800        71,120
Net cash provided by
operating activities                       61,395       175,215
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets                3,325,203             -
Purchase of fixed assets               (1,070,000)      (51,638)
Loan fees                                        -       35,945
Net cash provided / (used)
by investing activities                 2,255,203       (15,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property Mortgages              (2,969)     (116,751)
(Decrease) in line of credit               (2,201)        9,403
Common stock subscription
receivable                                      -             -
Greentree Lease                               (62)         (540)
Mortgage Principal                     (2,284,606)            -
Net cash (used) by
financing activities                   (2,289,838)     (107,888)
Net increase in cash                       26,760        51,635
Cash at beginning of period                60,702        23,415
Cash at end of end                  $      87,462 $       75,050
Supplemental Cash
Flow Disclosures
Cash paid during year
for interest                        $      69,036 $      107,899
Schedule of Non-Cash
Activities
Common stock issued
for services                        $     106,800 $       71,120
Common stock received
for services                        $     179,166 $      180,000
Common stock issued
for acquisition of subsidiar $            - $    1,463,302








NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a special meeting of the shareholders held June 6, 1990 the Company name was changed to Combined Communication, Corp. On June 7, 1990 the Company completed the merger and became a Nevada Corporation. On October 17, 1997, the Company met to amend the Articles of Incorporation. The name of the Company was changed to RB Capital & Equities, Inc. On March 15, 1999, at a special meeting of the shareholders HRM (1) reversed its common stock on a one for ten (1:10) from 5,256,716 to 526,672 shares outstanding. Also at the meeting of shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 5,068,150 shares of HRM post split common stock and 700,000 shares of $1.00 preferred stock. The only significant shareholder was American Health Systems, Inc. who owned 373,333 of common shares before the merger and 1,120,000 of common stock after the merger. The 700,000 shares of preferred stock were issued to American Health Systems, Inc. for the note payable and the 99% interest RB Capital had acquired in Miramar Road Associates. 1,120,000 shares of common stock of the 5,068,150 shares issued to RB Capital & Equities, Inc. went to American Health Systems, Inc. in exchange for the 373,333 originally received from RB Capital & Equities, Inc. as consideration for 100% of Gam Properties. This 1,120,000 represents a 3 for 1 forward split of the 373,333 shares of RB Capital & Equities common stock. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital & Equities, Inc. controlled HRM after the acquisition. Therefore, RB Capital & Equities, Inc. was treated as the acquiring entity for accounting purposes and HRM was the surviving entity for legal purposes. On March 15, 1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporation name to Triad Industries, Inc. Triad Industries, Inc. is a holding Company with no operations of its own. On June 30, 2000, Triad Industries, Inc. acquired certain assets subject to certain liabilities of Northwest Medical Clinic, Inc., acquired certain assets of Amerimed of Georgia, Inc. (a Georgia Corporation) and acquired certain assets of Florimed of Tampa, Inc. (a Florida Corporation). These certain assets subject to the certain liabilities were combined and put into a newly formed and capitalize corporation operating under the name Northwest Medical Clinic, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Northwest Medical Clinic, Inc. operates in the personal injury area and also performs sleep apnea procedures. In June 2001, Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation.

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

d   Intangibles

     Intangible assets consist of loan fee. The loan fees are being amortized on a straight-line basis over a period of twenty-five years.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e   Estimates and Adjustments

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


f. Basis of Presentation and Considerations Related to Continued Existence (going concern)

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

                        $ 1,556,704

     The 1,556,704 is a receivable of Northwest Medical Clinic (a subsidiary) for services rendered.

h.  Note receivable

     The $254,554 note receivable represents a non interest-bearing note the Company received in the acquisition of the final one percent of Miramar Road Associates, Inc.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

j.  Investments in Securities

     Marketable securities at June 30, 2001 are classified and disclosed as trading securities under the requirements of SFAS No. 115. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments are reflected in the statement of operations under other income & expenses.

k.  Revenue Recognition and Deferred Revenue

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

n.  Income Taxes

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

NOTE 3. ASSETS HELD FOR SALE

All of the Companys properties held for sale are on a thirty-year mortgage.

      Location   Description   Interest Rate  Cost

2016-18 Balboa*        4 Units        7.817$ 420,000
2015-17 Hornblend*
2135-39 Grand Ave.    Tri-plex        7.667  355,350
NRV                    (58,836)

Total                                        $ 716,514

     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 58,836, in accordance with SFAS 121.

     May 2001 the Company sold the 51,000 square foot commercial building located at 6920-6910 A & B and 6914 Miramar Road, San Diego, California for $ 3,950,000. The Company also sold the Bancroft property on April 1, 2001 for $ 400,000.





NOTE 4. TRUST DEEDS & MORTGAGES

           Interest Rate      Debt       Maturity Date
350 W. 9th Avenue    7.820 %   $749,000   12/08/26
2016-18 Balboa*
2015-17 Hornblend*   7.796 %    300,346   02/20/20
2135-39 Grand Ave.   7.898 %    226,896   11/20/20
4592 Bancroft        7.796 %    256,204   02/20/20
                                 -------------------
                                 -------------------
                             $1,532,446
                                 ===================

     The office building and apartment complexs collateralized the above loans. The loan agreements provide for monthly payments of interest and principle. The office building located at 350 W. 9th Avenue in Escondido, Ca. was purchased June 11, 2001. Balboa/Hornblend*, and Grand Ave., were reclassified from assets held for sale to property and equipment on the Companies financial statements. May 2001 the Company sold the 51,000 square foot commercial building located at 6920-6910 A & B and 6914 Miramar Road, San Diego, California $3,950,000. The Company also sold the Bancroft property on April 1, 2001 for $400,000. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California. The total debt of $1,532,945 was recorded as follows: current portion (less than one year) of $150,910 and long-term portion (more than one year) of $1,381,536.


     * This location is a four-unit building. The building is constructed with 2 units being back to back and on separate streets. A net realizable valuation allowance was placed on the properties held for sale in the amount of $ 95,549, in accordance with SFAS 121. The net operating gain for Gam Properties, Inc. for the period ending June 30, 2001 is $38,877.






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

                                 June 30,     December 31,
                                   2001          2000
                   -------------------     -------------------
Land                            $   185,000    $   327,614
Buildings                         3,038,357
                                                 1,568,164
Equipment                            87,993         34,070
Computer                              7,027          4,764
Furniture                            12,223         12,223
Tenant Improvements                   3,293        161,669
                        ----------------------------------
                        ----------------------------------
                                $ 1,863,700    $ 3,578,697
Less Accumulated Depreciation       (88,053)      (222,537)
                        ----------------------------------
Net Property and Equipment      $ 1,775,645    $ 3,356,160
                        ==================================


NOTE 6.  BASIC & DILUTED GAIN / (LOSS) PER COMMON SHARE

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

                                          June 30,        December 31,
                                              2001          2000
                                --------------------------------
                                --------------------------------
Numerator income / (loss)         $        166,933   $  (392,811)
Denominator weighed
average number of
shares outstanding                       9,463,684     7,378,445
                                --------------------------------
                                --------------------------------
Basic gain / (loss) per share     $           0.02   $     (0.05)
                                ================================

                                           June 30,      December 31,
                                              2001          2000
                               -----------------------------------------
                               -----------------------------------------
Numerator income / (loss)         $                  $  (392,811)
                                                         166,933
Denominator weighed
average number of
shares outstanding                      11,163,684     9,078,445
                               -----------------------------------------
                               -----------------------------------------
Diluted gain / (loss) per share   $ 0.02                 $ (0.04)

                               =========================================





NOTE 7.  INCOME TAXES

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

                                    June 30, 2001
                           -----------------------
                           -----------------------
Net Operating Losses :
Beg. Retained Earnings                  (1,072,352)
Net operating gain for June 30, 2001       166,933
                           -----------------------
                           -----------------------
Ending Retained Earnings                  (905,419)
                           -----------------------
Income Tax Benefit                     $  (490,388)
                           =======================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. Net operating loss expires twenty-years from the time the loss was incurred. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is not needed. Income tax benefit was decreased by $79,269 for the first six months of 2001.









NOTE 8.  MARKETABLE SECURITIES

     At June 30, 2001, the Company held trading securities of the following companies:

                      Trading   Trading     Number of  Mkt. Price       FMV
                       Symbol   Market     Shares   At Period End  At Period End

Advance Interactive Inc.   otc                   10,625             0.97  10,306
First Genx.com             fgnx   otc           600,000             0.04  27,000
Fortune Oil                fogc   otc            33,000             0.18   5,940
Greenland                  glcp   otc             4,113             0.08     329
Merchant Park              mpkc   otc           525,000             0.30 157,500
Millennium Plastics        mpco   otc            30,000             0.50  15,045
One Stop Sales             ossc   otc           100,000             0.20  20,000
Peacock Financial          pfck   otc           200,000             0.01   3,000
Phantom Film Corp.         phlm   otc             5,000             0.02     100
Total Entertainment        ttln   otc            55,000             0.06   3,300
Spectrum                   sruv   pinksheets    600,000             0.02  15,000
5 G Wireless               fgwc   otc            10,300             0.43   4,429
                                                           ---------------------
                                                           ---------------------
Total                                                                   $261,949
                                                           =====================

     The Company is in accordance with SFAS 130 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of June 30, 2001 in accordance with SFAS 130.







NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At June 30, 2001, the Company held investments in the following companies:

                                Trading    Number of   Value Price      Balance
                                Market      Shares    At Period End  At Year End

American Eagle Financial               n/t      55,000             0.10    5,500
Atlantic & Pacific Guarantee           n/t   1,000,000             0.02   18,000
Beach Brew                             n/t     625,000             0.03   17,500
Blue Gold                              n/t     125,000             0.00      125
Carrara                                n/t     325,000             0.00      371
* Heritage National Corporation        n/t     250,000             0.10   25,000
International Sports Marketing, Inc.   n/t     100,000             0.01    1,000
Love Calendar (Nevada)                 n/t     100,000             0.01    1,000
Love Calendar ( Utah)                  n/t      25,000             1.00   25,000
Love Concepts                          n/t     100,000              .01    1,000
Mezzanine Capital                      n/t     107,000             3.00  321,000
Nicholas Inv.                          n/t     364,583             0.00      365
Noble One                              n/t      25,000             0.10    2,500
Oasis                                  n/t   1,200,000             0.10  120,000
* Pro Glass                            n/t   1,868,892             0.06  112,134
Quantum Companies                      n/t   1,200,000             0.09  109,200
Regan                                  n/t       5,000             0.00        0
Resume Junction                        n/t      20,000             0.10    2,000
Spa International                      n/t     245,165             0.00        0
Sterling Electronic Commerce           n/t     300,000             0.05   15,000
Superior Oil                           n/t     100,000             0.03    3,000
The Shops Networks                     n/t      10,000             0.10    1,000
Thunder Mountain Development, Inc.     n/t     100,000             0.01    1,000
Thunderstone                           n/t       3,068             0.01       31
Trans Pacific Group                    n/t     100,000             0.01    1,000
Regan Corp.                            n/t       5,000             0.00        0
Processing Research Inc.               n/t      20,000             0.02      300
Westnet Communications                 n/t     300,000             0.03    7,500
                                                               -----------------
                                                               -----------------
Total                                                                  $ 790,525
                                                               =================





NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE (CONTINUTED)

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

NOTE 10.  ACQUISITIONS (CONTINUED)

     The major asset acquired in the transaction was $ 1,512,850 (net of allowance for bad debt) in accounts receivable. The major liabilities were notes payable totaling $ 132,553. Triad Industries, Inc. acquired 100% of the outstanding common stock of Northwest Medical Clinic, Inc. and its two subsidiaries (Amerimed and Florimed). Northwest Medical Clinic, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, Inc. issued 1,463,302 shares of common stock on June 30, 2000 at $.96 per share which was the stocks trading value for the purchase of Northwest Medical Clinic, Inc. For this acquisition 36,583 shares of common stock was issued to Donner Investments Corp. as a finders fee. This issuance was not part of the cost of the acquisition. In June 2001, Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and from that Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 900,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc. All shares issued for the acquisition of Northwest Medical Clinic, Inc. and Corporate Capital Formation, Inc. were valued at market price. The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition.

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










NOTE 13.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuation of shares for services is based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of June 30, 2001 there were no stock options issued or outstanding.


NOTE 14.  RESTATED FINANCIAL STATEMENTS

     Management to comply with SEC regulations for the period ended June 30, 2001 has restated the financial statements.









                                                                   1



                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of June 30, 2001, the Company has $3,505,329 in current assets compared to current liabilities of $1,077,758. This represents a comfortable 3.25 to 1 current ratio. The current assets are comprised of $87,462 in cash, accounts receivable of $381,817, medical services accounts receivable of $1,556,704, marketable securities of $261,949, tax impound accounts of $9,045, prepaid expenses of $1,450, assets held for sale of $716,514 and a deferred tax benefit of $490,388. The current liabilities are comprised of accounts payable of $66,666, loans payable of $281,868, line of credit of $27,715, taxes payable of $8,688, security deposits of $8,669, notes payable on assets held for sale of $527,242 and the current portion of notes due on property of $150,910. In May of 2001, the Company closed the sale of its Miramar property for $3,950,000 and paid off approximately $3,000,000 in mortgage debt on the property. After paying off the mortgage debt, closing costs and sales commission the Company netted approximately $488,000 from the sale of the property. On June 11, 2001, the Company purchased a 11,624 square foot office building for $1,070,000 subject to a 25 year 1st mortgage in the amount of $749,000. The Company used approximately $350,000 as a down payment in the building. The company has a $50,000 bank line of credit, which is mentioned above. The $50,000 credit line is an adjustable rate loan. The loan is an open revolving line of credit, with annual terms of prime plus 3.65%. (ie. If prime is 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. As of June 30, 2001 there was $27,715 outstanding on this line of credit. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. Management anticipates that net income would have to increase by about $270,000 a year during the carryforward period to recognize this benefit.

Results of Operations

     For the six months ending June 30, 2001 the Company had net income of $235,547. This includes $48,826 in depreciation and amortization expense compared to depreciation and amortization of $83,094 for the same period the year before. Administrative expenses also increased $731,768 for the first six months of 2001 compared to the same period of 2000. This increase is predominately caused by the fact that this is the first time the results of operations for Northwest Medical Clinic appear in the first six months of Triad Industries, Inc., consolidated statement. Northwest Medical Clinic was acquired on June 30, 2000. The Company had revenues of $1,248,296 for the six months ended June 30, 2001 compared with $661,665 for the same period last year. The acquisition of Northwest Medical Clinic, Inc. accounted for $527,260 of this increase. This is due to the fact that this is the first time the results of operations for Northwest Medical Clinic appear in the first six months of Triad Industries, Inc., consolidated statement. Northwest Medical Clinic was acquired on June 30, 2000.






The Company functions in three sectors: financial services, real estate, and medical services.

                                Six Months Ending
                             June 30,       June 30,
                             2001             2000

Financial Services Income   $  441,011      328,349
Real Estate Rental Income      277,025      333,316
Medical Services Income*       527,260            -

Total                        1,248,296      661,665

*Northwest Medical Clinic was acquired June 30, 2000.

     For the three months ending June 30, 2001 the Company had net income of $178,717. This included a $618,455 gain on the sale of assets. For the three months ended June 30, 2001 interest expense decreased by $74,800. This can largely be attributed to the sale of the Miramar property. The Company had revenues of $661,665 for the three months ended June 30, 2001 compared with $376,754 for the same period last year. For the six months ended June 30, 2001 Financial Service revenue increased by $115,662. There was a $132,250 merger and acquisition fee paid to R.B. Capital & Equities, Inc. which can explain this increase. Overall, operating expenses remained constant in the financial services sector when compared to prior periods. In the opinion of management it appears as if there is an increasing trend of emerging companies trying to become public in order to have access to venture capital markets. The Company is trying to expand its financial services division. On June 6, 2001 the Company purchased 100% of Corporate Capital Formation, Inc. for 900,000 shares of common stock. The transaction was valued $96,000. In accordance with regulation SB 310, the Company was not required to provide pro forma statements or two years of prior audits. For the six months ended June 30, 2001 real estate rental income decreased approximately $56,291. Rental revenues decreased when compared to the same period of 2000 due to the Company selling the Miramar building, which was approximately four times bigger than the new building recently purchased. Also, the new building is not currently 100% occupied. General and Administrative costs have decreased at the new building by about half. This is due to the fact that the new building is less labor intensive than the old building because of the buildings size and the new building is only approximately 15 years old compared to approximately 25 years for the old building. Therefore, repairs should be less substantial than the old building. The Company acquired Northwest Medical Clinic on June 30, 2000. This is the first time the Company has presented Northwest Medical Clinic in a six month comparison.. The medical clinic had revenues of $527,260. However, there was $149,811 in bad debt expense recognized on this revenue. The reason for the increase in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic. Revenues are recognized when services are performed. However, the historical collection rate on the accounts receivable by Northwest Medical Clinic is 65%. This is due to the personal injury services the clinic performs. The clinic performs these services then collects from the clients insurance company. Often the insurance company settles at a discount. This collection rate has been steady for the last 10 years of operations. General and administrative costs have remained steady according to the management of the medical clinic. There are no known trends, events or uncertainties that management is aware of that are likely to have an impact on liquidity or revenues from continuing operations. The only significant expense that is not an operating expense is interest expense. Interest expense increased by $103,437, due to the real estate holdings the Company acquired in February of 1999. There are no material planned expenditures for plant, property or equipment. There are no seasonal aspects, which had a material impact on the Companys operations.


Net Operating Loss

     The Company has accumulated approximately $809,683 net operating loss carryforwards as of June 30, 2001, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2000 in the amount of $569,657 and for the six months ended June 30, 2001 in the amount of $490,388. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. Management anticipates that net income would have to increase by about $270,000 a year during the carryforward period to recognize this benefit.

Sale of Common Capital Stock

On June 6, 2001 the Company issued 900,000 shares of common stock at $.11 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc for total consideration of $96,000.

On June 22, 2001 the Company  issued  360,000
shares to directors for services rendered at $.03 per share for total consideration of $10,800.

All of the above  issued  shares  were issued  under
section 4(2) of the 1933  Securities  Act and bear a restrictive  legend.
As of
June 30, 2001 the Company had 10,838,165 shares of common stock issued and outstanding.]

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