Form 10QSB/A
period 2001-09-30
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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


                                        i




                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                             Page

Item 1.                    Consolidated Financial Statements          1

                           Consolidated Balance Sheets September 30, 2001
                              And December 31, 2000                2-3

                           Consolidated Statements of Operations  nine months
                       Ended September 30, 2001 and September 30, 2000   4

                           Consolidated Statements of Stockholders Equity  5-7

                           Consolidated Statements of Cash Flows nine months
                         Ended September 30, 2001 and September 30, 2000   8

                           Notes to Consolidated Financial Statements   9-21

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                   22-24


                                                      PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                         24

Item 2.                    Changes in Securities                     24

Item 3.                    Defaults Upon Senior Securities            24

Item 4.                    Submission of Matter to be a Vote of       24
                               Securities Holders

Item 5.                    Other Information on Form 8-K               24

Item 6.                    Exhibits and Reports on 8K                 24

                           Signatures                                S-1








                                       ii

                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of Septembere 30, 2001, and balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statement and the unaudited statement of operations and cash flows for the nine months ended September 30, 2001 and September 30, 2000 and the statement of stockholders equity from the period of January 1, 1998 through September 30, 2001 are attached hereto and incorporated herein by this reference. Results as of September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.






                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2001


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



Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA 92025



                         INDEPENDENT ACCOUNTANTS REPORT


     We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of September 30, 2001, and the related statements of operations, changes in stockholders equity, and cash flows for the three and nine months ended September 30, 2001 and 2000 respectively, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


__________________________________
ARMANDO C. IBARRA, C.P.A. - APC




November 5, 2001
San Diego, California

                     TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                  Consolidated Balance Sheets
                            Nine Months
                                Ended         Year Ended
                           September 30,       December 31,
                                 2001             2000
                             ASSETS
CURRENT ASSETS
Cash                           $    3,310   $   54,384
Accounts receivable               426,266       49,681
Accounts receivable
medical clinic (see note 2g)    1,545,259    1,586,182
Marketable securities             540,229       81,755
Prepaid expenses                    4,840            -
Impound account                     9,045       12,610
Assets held for sale              716,514    1,075,858
Deferred tax benefit              501,300      569,657
Total Current Assets            3,746,763    3,430,127
NET PROPERTY & EQUIPMENT        1,090,608    3,356,160
OTHER ASSETS
Note receivable                   254,554      254,554
Investment in securities
available for sale                508,831      506,612
Net loan fees                       9,990       91,528
Total Other Assets                773,375      852,694
TOTAL ASSETS                   $5,610,746   $7,638,981



                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets
                                          Nine Months
                                            Ended          Year Ended
                                        September 30,      December 31,
                                            2001             2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                       $   105,369    $    84,675
Loans payable                              246,541        277,433
Line of credit                              31,042         30,160
Management fees                                  -              -
Greentree lease                                  -            224
Taxes payable                                6,251          6,251
Security deposits                           10,532         47,259
Notes payable on assets
held for sale                              538,790        787,649
Trust deeds and mortgages
Short-term portion                         150,910        372,905
Total Current Liabilities                1,089,435      1,606,556
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                          853,397      2,663,745
Total Long-Term Liabilities                853,397      2,663,745
TOTAL LIABILITIES                        1,942,833      4,270,301
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding as of
September 2001 and December
2000, respectively)                        850,000        850,000
Common stock ($0.001 par
value, 50,000,000 shares
authorized 10,838,165
and 8,658,303 shares issued
and outstanding as of
September 2001 and
December 2000, respectively)                10,838          8,658
Additional paid-in capital               3,911,058      3,644,874
Stock subscription receivable             (181,500)       (62,500)
Retained earnings                         (797,275)    (1,045,230)
Comprehensive loss                        (125,208)       (27,122)
Total Stockholders' Equity               3,667,913      3,368,680
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $ 5,610,746    $ 7,638,981



                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Operations
                                   Nine Months    Nine Months       Three Months
                                     Ended          Ended             Ended
                                   September 30, September 30,     September 30,
                                        2001           2000               2001
REVENUES
Consulting income                $      560,782 $      435,617 $      116,771
Medical fee income                      793,377        291,467        266,117
Rental income                           325,252        519,414         48,227
Cost of revenues                        (94,035)       (58,068)       (20,307)
GROSS PROFIT                          1,585,375      1,188,430        410,807
OPERATING COSTS
Bad debt expense                        216,159         98,706         66,348
Depreciation                             61,759        119,867         12,933
Administrative expenses               1,383,956        781,445        297,928
Total Operating Costs                 1,661,874      1,000,018        377,209
NET OPERATING INCOME / (LOSS)           (76,499)       188,412         33,598
OTHER INCOME & (EXPENSES)
Interest income                           2,099            874            265
Other expense                            (4,536)           (54)        (4,536)
Other income                              4,484              -          4,436
Net realized gain on sale
of marketable securities                 38,047         36,310         21,063
Net gain / (loss) on
disposable assets                        (4,083)        (1,059)        (4,083)
Utility charges                               -          1,373              -
Fee income                                    -            114              -
Vending income                               10              -              -
Sale of assets - net                    618,455              -              -
Interest expense                       (202,290)      (381,423)       (31,946)
Total Other Income & (Expenses)         452,188       (343,876)       (14,800)
NET INCOME (LOSS) BEFORE TAXES          375,689       (155,464)        18,799
INCOME TAX (PROVISION) / BENEFIT       (127,734)        43,877         (2,820)
NET INCOME (LOSS)                  $      247,955 $     (111,577)$     15,979
BASIC EARNINGS (LOSS) PER SHARE     $     0.03 $       (0.02)$         0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             9,463,684      7,107,903     10,838,165
DILUTED EARNINGS (LOSS) PER SHARE   $     0.02 $        (0.01)$         0.00
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING            11,163,684      8,807,903     12,538,165









                                    Three Months
                                     Ended
                                   September 30,
                                        2000
REVENUES
Consulting income                   $   107,268
Medical fee income                      291,467
Rental income                           186,098
Cost of revenues                        (19,933)
GROSS PROFIT                            564,900
OPERATING COSTS
Bad debt expense                         98,706
Depreciation                             36,773
Administrative expenses                 371,387
Total Operating Costs                   506,866
NET OPERATING INCOME / (LOSS)            58,034
OTHER INCOME & (EXPENSES)
Interest income                             213
Other expense                                 -
Other income                                  -
Net realized gain on sale
of marketable securities                      -
Net gain / (loss) on
disposable assets                             -
Utility charges                             123
Fee income                                   40
Vending income                                -
Sale of assets - net                          -
Interest expense                        (95,375)
Total Other Income & (Expenses)         (94,999)
NET INCOME (LOSS) BEFORE TAXES          (36,965)
INCOME TAX (PROVISION) / BENEFIT          5,545
NET INCOME (LOSS)                       (31,420)
BASIC EARNINGS (LOSS) PER SHARE     $     (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             7,107,903
DILUTED EARNINGS (LOSS) PER SHARE   $    (0.00)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING             8,807,903







                TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Comprehensive Income (Loss)
     For the Nine and Three Months Ended September 30, 2001 and 2000
                                    Nine Months                 Three Months
                                          Ended                         Ended
                                      September 30,            September 30,
                                   2001          2000         2001       2000
Net Income (Loss) - Net of Tax  $ 247,955    $(111,577)   $  15,979   $ (31,420)
Other Comprehensive (Loss) :
Unrealized gain
(loss) on securities             (157,460)      64,333      (46,772)   (144,039)
Total Other Comprehensive (Loss) (157,460)      64,333      (46,772)   (144,039)
Comprehensive Income (Loss)
Before Income Taxes             $(157,460)   $  64,333    $ (46,772)  $(144,039)
Income Taxes (Provision)
/ Benefit
Related to Items of
Comprehensive Income               59,374      (24,645)       7,016       48,297
Comprehensive Income (Loss)     $ (98,086)   $  39,688    $ (39,756)  $ (95,742)



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
















                                                       Additional    Stock
                                               Common    Paid-in   Subscription
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









                                                        Comprehensive
                                           nRetained       Income       Total
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

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share

Preferred stock issued September 1999
in exchange for 1.5 million shares of

Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                                            20,000

Common stock issued December
1999 for cash @ $0.22 per share                 320        71,625

Common stock issued December 1999
for management fees @ $0.06 per share           489        28,886

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999                 $    6,403   $2,044,991   $  (62,500)


Stock issued on January 5, 2000
to Directors @ $0.06 a share                       72        4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                 123       17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                       72       35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                 1,463    1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                   37       35,083

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                     200       39,800

Stock issued on December 12, 2000
to Directors @ $0.24 a share                      288       67,392

Comprehensive Income December 31, 2000

Net loss for the year ended
December 31, 2000

Balance, December 31, 2000                 $    8,658   $3,644,874   $  (62,500)












                                                           Comprehensive
                                              Retained       Income       Total
                                              Earnings       (Loss)

Balance, December 31, 1998                      33,140         -        989,950

Recapitalization (Note 1)                                               13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                   196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                                       700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                                        700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of

Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                                           150,000

Stock subscription receivable                                           20,000

Common stock issued December
1999 for cash @ $0.22 per share                                         71,945

Common stock issued December 1999
for management fees @ $0.06 per share                                    29,375

Net loss for the year ended
December 31, 1999                            (712,680)                (712,680)

Balance, December 31, 1999                 $ (679,540)        $ -    $ 2,159,354


Stock issued on January 5, 2000
to Directors @ $0.06 a share                                              4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                        18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                            36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                                        1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                                        35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                                           40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                                            67,680

Comprehensive Income December 31, 2000                    (27,122)     (27,122)

Net loss for the year ended
December 31, 2000                             (365,689)                (365,689)

Balance, December 31, 2000                $(1,045,230) $   (27,122)  $ 3,368,680







      TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity

                                   Preferred Preferred   Common
                                    Shares     Stock     Shares

 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a share                        50,000

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                           144,762

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a share                        25,100

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                           700,000

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $0.11 per share                         900,000

 Stock issued on June 22, 2001
 to Directors @ $0.03 a share                              360,000

Comprehensive Income September 30, 2001

 Net lncome for the nine months ended
 September 30, 2001

 Balance,  September 30, 2001        850,000 $ 850,000 $10,838,165





                                                            Additional    Stock
                                                Common     Paid-in Subscription
                                                 Stock     Capital   Receivable

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                50          8,450

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                   145         30,179

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                25          3,715

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                   700        118,300   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                 900         95,100

0Stock issued on June 22, 2001
to Directors @ $0.03 a share                      360         10,440

Comprehensive Income September 30, 2001       (98,086)       (98,086)

Net lncome for the nine months ended
September 30, 2001

Balance, September 30, 2001               $    10,838    $ 3,911,058  $(181,500)











                                                      Comprehensive
                                          Retained       Income       Total
                                          Earnings       (Loss)

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                                      8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                                         30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                                      3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                                           -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                                         96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                                             10,800

Comprehensive Income September 30, 2001                   (98,086)      (98,086)

Net lncome for the nine months ended
September 30, 2001                           247,955                    247,955

Balance, September 30, 2001               $ (797,275)   $ (125,208)   $3,667,913


                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Cash Flows
                                                       Nine Months
                                                           Ended
                                                     September 30,
                                               2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations          $     247,955 $    (111,577)$      15,979
Depreciation expense                          61,759       119,867        12,933
(Increase) in accounts receivable          (335,664)      (99,729)      (33,006)
(Increase) in advance expenses               (4,840)            -        (3,390)
Decrease in impound account                    3,565         2,103             -
(Decrease) in loan fees                      81,538             -        (2,500)
Unrealized (gain) loss
on available for sale securities            (170,896)            -       350,473
Purchase of marketable securities             (1,211)     (250,000)            -
Sale of marketable
securities                                   (52,216)       99,175             -
(Decrease) in assets held for sale           355,344       177,393             -
(Decrease) in accounts
payable                                       20,694        29,058        38,703
Increase in loans payable                     19,108       150,921         8,673
(Decrease) / increase in security deposits   (36,727)          126         1,863
(Decrease) / increase

in taxes payable                                  -       (10,604)       (2,437)
Deferred tax benefit                         127,734       (43,877)        2,820
Common stock issued
for services                                 268,364        93,440             -
Net cash provided by
operating activities                         584,507       156,300       390,111
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets                   3,325,203             -             -
Purchase of fixed assets                 (1,117,409)      (51,638)      (44,409)
Loan fees                                         -        71,890             -
Net cash provided / (used)
by investing activities                   2,207,794        20,252       (44,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property Mortgages                (4,203)     (153,625)            -
Investment in securities
available for sale                         (393,832)            -      (393,832)
Common stock subscriptions
receivable                                  (119,000)            -             -
(Decrease) in line
of credit                                        882         4,523         3,327
Greentree Lease                                 (224)       (1,253)            -
Mortgage Principal                       (2,326,999)            -       (39,349)
Net cash (used) by
financing activities                     (2,843,376)     (150,355)     (429,854)
Net increase (decrease)
in cash                                     (51,073)       26,197       (84,152)
Cash at beginning of period                   54,384        43,235        87,462
Cash at end of period                 $       3,310 $      69,432 $       3,310
Supplemental Cash Flow Disclosures
Cash paid during year
for interest                          $     202,290 $     309,533 $      31,946
Schedule of Non-Cash Activities
Common Stock issued
for services                         $     268,364 $      93,440 $           -
Common Stock received
for services                         $     365,916 $     205,000 $      49,500
Common Stock issued for
acquisition of subsidiary$                      - $    1,463,302 $          -






                                           Three Months
                                              Ended
                                           September 30,
                                               2000
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations                $(31,420)
Depreciation expense                           36,773
(Increase) in accounts receivable              (3,805)
(Increase) in advance expenses                      -
Decrease in impound account                         -
(Decrease) in loan fees                             -
Unrealized (gain) loss
on available for sale securities                    -
Purchase of marketable securities                   -
Sale of marketable
securities                                          -
(Decrease) in assets held for sale                  -
(Decrease) in accounts
payable                                        39,834
Increase in loans payable                      (8,917)
(Decrease) / increase in security deposits        604
(Decrease) / increase

in taxes payable                                    -
Deferred tax benefit                           (5,545)
Common stock issued
for services                                        -
Net cash provided by
operating activities                           27,526
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets                            -
Purchase of fixed assets                            -
Loan fees                                           -
Net cash provided / (used)
by investing activities                             -
CASH FLOWS FROM FINANCING ACTIVITIES
Investment Property Mortgages                 (32,423)
Investment in securities
available for sale                                  -
Common stock subscriptions
receivable                                          -
(Decrease) in line
of credit                                        (356)
Greentree Lease                                  (365)
Mortgage Principal                                  -
Net cash (used) by
financing activities                          (33,144)
Net increase (decrease)
in cash                                        (5,618)
Cash at beginning of period                    75,050
Cash at end of period                        $ 69,432
Supplemental Cash Flow Disclosures
Cash paid during year
for interest                                 $ 95,375
Schedule of Non-Cash Activities
Common Stock issued
for services                          $             -
Common Stock received
for services                                 $ 25,000
Common Stock issued for
acquisition of subsidiary$            $             -











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



NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

     The 1,545,259 is a receivable of Northwest Medical Clinic (a subsidiary) for services rendered.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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



NOTE 3. ASSETS HELD FOR SALE (CONTINUED)

     By classifying these properties as held for sale the Company is bypassing an approximated annual depreciation expense of $26,047. The net operating loss for Gam Properties, Inc. for the period ending September 30, 2001 is $(17,218).


NOTE 4. TRUST DEEDS & MORTGAGES

           Interest Rate     Debt       Maturity Date
                 - ------------------- -------------------------
     ------------------------------------------------------------
350 W. 9th Avenue    7.820 %   $749,000   12/08/26
2016-18 Balboa*
2015-17 Hornblend*   7.796 %    312,294   02/20/20
2135-39 Grand Ave.   7.898 %    226,496   11/20/20
4592 Bancroft        7.796 %    255,307   02/20/20
                                 -------------------
                                 -------------------

                                          $1,543,097
                                 ===================

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

                            September 30,           December 31,
                                 2001                    2000
                        --------------------    -------------------
                        --------------------    -------------------
Land                            $   300,000    $   327,614
Buildings                           770,000      3,038,357
Equipment                            45,345         34,070
Computer                             20,438          4,764
Furniture                            13,312         12,223
Tenant Improvements                  35,186        161,669
                       -----------------------------------
                       -----------------------------------
                                $ 1,184,281    $ 3,578,697
Less Accumulated Depreciation       (93,673)      (222,537)
                       -----------------------------------
Net Property and Equipment      $ 1,090,608    $ 3,356,160
                       ===================================

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

                            September 30,     December 31,
                                   2001                 2000
                   ----------------------------------------
                   ----------------------------------------
Numerator income / (loss)         $   150,479   $  (392,811)
Denominator weighed average
number of shares outstanding        9,463,684     7,378,445
                   ----------------------------------------
                   ----------------------------------------
Basic gain / (loss) per share     $      0.02   $     (0.05)
                   ========================================

                              September 30,      December 31,
                                         2001          2000
                   ----------------------------------------
                   ----------------------------------------
Numerator income / (loss)                   $   $  (392,811)
                                                    150,479
Denominator weighed average
number of shares outstanding       11,163,684     9,078,445
                   ----------------------------------------
                   ----------------------------------------
Diluted gain / (loss) per share   $      0.01   $     (0.04)
                   ========================================


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

                                         September 30, 2001
Beg. Retained Earnings                       (1,072,352)
Net operating gain for September 30, 2001       149,869
                             --------------------------
Ending Retained Earnings                       (922,484)
                             --------------------------
                             --------------------------
Income Tax Benefit                          $  (501,300)
                             ==========================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward are expected to be available to reduce taxable income. Net operating loss expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 24 the Company has deemed that a valuation allowance is not needed. Income tax benefit was decreased by $68,357 for the first nine months of 2001.

NOTE 8.  MARKETABLE SECURITIES

     At September 30, 2001, the Company held trading securities of the following companies:

                        Trading      Trading  Number of   Mkt. Price        FMV
                         Symbol      Market    Shares  At Year End   At Year End
    ------------ ------------------ ------------------ ---------------------

First Genx.com                 fgnx   otc          1,275,000     0.18  229,500
Greenland                      glcp   otc              4,113     0.02       83
Mezzanine Capital              mezz   otc            107,000     1.45  155,150
Millennium Plastics            mpco   otc             30,000     0.13    3,900
One Stop Sales                 ossc   otc              5,000     2.40   12,000
Peacock Financial              pfck   otc            200,000     0.01    2,000
Phantom Film Corp.             phlm   otc              5,000     0.00       50
Processing Corp.               prix   otc             20,000     0.00        0
Pro Glass Technologies, Inc.   pgti   otc          1,118,962     0.10  111,896
Regan Corp.                    ragn   otc              5,000     0.00        0
Spectrum                       sruv   Pinksheets     850,000     0.03   21,250
Thunderstone                   tgie   otc              3,068     0.00        0
Total Entertainment            ttln   otc             55,000     0.08    4,400
                                                               ----------------
Total                                                            $ 540,229
                                                         =====================

     The Company is in accordance with SFAS 130 when reporting trading securities. All gain and loss are reported in the statement of operations under other income and expenses. Trading securities are reported at market value as of September 30, 2001 in accordance with SFAS 130.







NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At September 30, 2001, the Company held investments in the following companies:
                                 Number of    Value Price            FMV
                                  Shares     At Period End    At Sep. 30, 2001

Advanced Interactive Inc.                   5,125      0.97     4,970
American Eagle Financial                   55,000      0.10     5,500
Atlantic & Pacific Guarantee            1,000,000      0.02    18,000
Beach Brew Beverage Company               625,000      0.02    17,500
Blue Gold                                 125,000      0.01       125
Carrara                                   325,000      0.00       371
Heritage National Corporation             250,000      0.10    25,000
International Sports Marketing, Inc.      100,000      0.01     1,000
Love Calendar (Nevada)                    100,000      0.01     1,000
Love Calendar (Utah)                       25,000      1.00    25,000
Love Concepts                             100,000      0.01     1,000
Merchant Park Communications, Inc.        825,000      0.20   165,000
Nicholas Inv.                             364,583      0.00       365
Noble Onie                                 25,000      0.10     2,500
Oasis Info. Systems                     1,200,000      0.10   120,000
Quantum Companies                       1,200,000      0.09   102,000
Resume Junction                            20,000      0.10     2,000
Spa International                         245,165      0.00         0
Sterling Electronic Commerce              300,000      0.05    15,000
The Shops Network                             500      0.10       500
Trans Pacific Group                       100,000      0.01     1,000
Thunder Mountain                          100,000      0.01     1.000
                                               ----------------------
                                               ----------------------
Total                                  $  508,831
                                               ======================

     * In 1995, the Company bought 250,000 shares of Heritage National Corporation at $ 0.10 a share. In 1999, the Company acquired 1.5 million shares of Pro Glass Technologies, Inc. at $ .10 a share for 150,000 shares of preferred stock. The Company additionally acquired 368,892 shares of Pro Glass Technologies, Inc. for services rendered at $.06 per share. Heritage National Corporation values remained the same due to the Companies not trading at year-end. Unrealized holding gains and loss will be in accordance with paragraph 13 of SFAS 115 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $5.00 preferred stock of American Health Systems that was earned in 1998 because the business plan was not approved by the state of California. This was considered a disposition of stock. All gains and losses will be recorded in the statement of operations under other income and expenses. As of September 30, 2001 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.


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


NOTE 10.  ACQUISITIONS (CONTINUED)

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



NOTE 11.  STOCK TRANSACTIONS (CONTINUED)

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






NOTE 11.  STOCK TRANSACTIONS (CONTINUED)

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


NOTE 13.  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuations of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2001 there were no stock options issued or outstanding.


NOTE 14.  RESTATED FINANCIAL STATEMENTS

     Management to comply with SEC regulations for the period ended September 30, 2001 has restated the financial statements.


                                        1




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As of September 30, 2001 the Company had $3,746,763 in current assets, compared to $1,089,435 in current liabilities. This represents a comfortable 3.4 to 1 current ratio. The current assets are comprised of $3,310 in cash, $426,266 in accounts receivable, $1,545,259 in medical clinic receivables, $540,229 in marketable securities, $4,840 in prepaid expenses, $9,045 in tax impound accounts, $716,514 in assets held for sale and $501,300 in deferred tax benefits. The company has a $50,000 bank line of credit, which is mentioned above. The $50,000 credit line is an adjustable rate loan. The loan is an open revolving line of credit, with annual terms of prime plus 3.65%. (ie. If prime was 9% the interest rate would be 12.65%.) There are no restrictions on the use of this line of credit. As of September 30, 2001 there was $31,042 outstanding on this line of credit. It should be noted that a tax benefit carryforward provides benefits to the Company when there is taxable net income. There are uncertainties surrounding the realization of the deferred tax asset. The biggest uncertainty would stem from the Company having the ability to operate on a profitable basis. In the opinion of management this is attainable. Management anticipates that net income would have to increase by about $266,000 a year during the carryforward period to recognize this benefit.

Results of Operations

For the nine months ended September 30, 2001 the Company has net income of $247,955. Medical fee income was up $501,910 compared to the same period of 2000 due to the fact Northwest Medical Clinic was owned for all nine months of 2001. Rental income was down $194,162 for the first nine months of 2001 compared to the same period of 2000. This stems from the Company selling a 48,000 square foot building and purchasing a 12,500 square foot building. Depreciation and amortization also decreased from $119,867 in the nine months of 2000 to $61,759 for the nine months in 2001 due mostly to the new building. Bad debt expense was up from $117,453 for the nine months ended 2000 to $216,159 in the nine months 2001 due to the Company owning Northwest Medical Clinic for the entire nine months of 2001.Administrative expenses have are up almost 80% for 2001 when compared to 2000.This can bee attributed to the companies purchase of Northwest Medical Clinic and Corporate Capital Formation subsidiaries. For the nine months ended September 30, 2001 the company had a gain of $618,455 from the sale of real estate holdings. Interest expense decreased from $381,423 to $202,290 for the nine months ended 2001 compared to the same period of 2000. This can also be attributed to the sale of a larger commercial building and a purchase of a smaller building. Also, the expensing of all the related remaining loan fees associated with the Miramar property.

         The Company had revenues of $1,679,410 for the nine months ended 2001 compared to $1,246,498 for the same period of 2000.



                                                        Nine Months Ending
                               September 30,                    September 30,
                                 2001                              2000

Financial Services Income  $        560,782          $        435,617
Real Estate Rental Income           325,252                   519,414
Medical Services Income             793,377                   281,467

Total                     $       1,679,410         $        1,246,498

     For the three months ended September 30, 2001 the company has net income of $15,979 compared to a net loss if $31,420 for the same period the year before. Rental income was down for the period by $137,871 due to the smaller commercial building. Depreciation and amortization decreased approximately $24,000 also because of the smaller building. The Company also had a gain of $21,063 from the sale of marketable securities. The Company had a loss of $4,083 on the sale of disposable assets. Interest expense decreased approximately $63,000 for the three months ended September 30, 2001 also because of the smaller building and the sale of the Gam properties.

     For the nine months ended September 30, 2001 Financial Service revenue increased by $125,165. There was a $132,250 merger and acquisition fee paid to R.B. Capital & Equities, Inc. which can explain this increase. Other than this, revenues seem flat. In the opinion of management, this is due to the continuing decline of the overall financial markets. Overall, operating expenses remained constant in the financial services sector when compared to prior periods. In the opinion of management it appears as if there is an increasing trend of emerging companies trying to become public in order to have access to venture capital markets, however, due to the declining financial markets this has proven somewhat difficult.

     For the nine months ended Septmeber 30, 2001 real estate rental income decreased $194,162. Rental revenues decreased when compared to the same period of 2000 due to the Company selling the Miramar building which was approximately four times bigger than the new building recently purchased. Also, the new building is not currently 100% occupied. General and Administrative costs have decreased at the new building by about half. This is due to the fact that the new building is less labor intensive than the old building because of the buildings size and the new building is only approximately 15 years old compared to approximately 25 years for the old building. Therefore, repairs should be less substantial than the old building due to the size and age of the building.

     The Company acquired Northwest Medical Clinic on June 30, 2000. This is the first time the Company has presented Northwest Medical Clinic in a nine - month comparison. The medical clinic had revenues of $793,377. However, there was $216,159 in bad debt expense recognized on this revenue. The reason for the increase in bad debt expense is due to the nature of the services performed by Northwest Medical Clinic. Revenues are recognized when services are performed. However, the historical collection rate on the accounts receivable by Northwest Medical Clinic is 65%. This is due to the personal injury service the clinic performs. The clinic performs these services then collects from the clients insurance company. Often the insurance company settles at a discount. This collection rate has been steady for the last 10 years of operations. There has not been a material change in general and administrative costs since the acquisition of the Company by Triad Industries, Inc. according to the management of the medical clinic.

     There are no known trends, events or uncertainties that management is aware of that are likely to have an impact on liquidity or revenues from continuing operations. The only significant expense that is not an operating expense is interest expense. Interest expense increased by $179,133, for the nine months ended September 30, 2001, due to the real estate holdings the Company acquired in February of 1999. There are no material planned expenditures for plant, property or equipment. There are no seasonal aspects, which had a material impact on the Companys operations.

Net Operating Loss

     The Company has accumulated approximately $797,275 net operating loss carryforwards as of September 30, 2001, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration on the net loss carryforwards. The carryforwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount carryforwards, which can be used. A tax benefit has been recorded in the Company's financial statements for the year ended December 31, 2000 in the amount of $569,657 and for the nine months ended September 30, 2001 in the amount of $501,300.

Sale of Common Capital Stock

         None to report.

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

Gary DeGano                        Richard Furlong
Linda M. Bryson                    J. William Byrd
Michael Kelleher                   James Crowell
Brice Smith

                    For             Against      Abstain
Gary DeGano        8,074,401           0           9
Linda M. Bryson    8,074,401           0           9
Michael Kelleher   8,074,401           0           9
J. William Byrd    8,074,401           0           9
David Czoske       8,074,401           0           9
Richard Furlong    8,074,401           0           9
James Crowell      8,074,401           0           9

     All of the above Directors were approved by 99.9% of the represented votes. At the same meeting, the shareholders voted on a proposed 2001 stock option plan.

            For                                Against                   Abstain
           7,751,208                          6,247                     316,955

     The stock option plan was approved by 95.9% of the represented votes. The Shareholders also elected to appoint Armando Ibarra as the Companys independent auditor.
         For                                Against                   Abstain
             8,074,360                          50                        0
     The Companys independent auditor was approved by 99.9% of the represented votes. The Shareholders also elected to appoint Signature Stock Transfer as the Companys Registrar and Transfer Agent.

        For                                Against                   Abstain
        7,761,049                          50                        313,311

     The Companys Registrar and Stock Transfer Agent auditor was approved by 96% of the represented votes.

     All of the above motions passed at the Annual Shareholder Meeting. These motions were voted on by approximately 84% of the Companys outstanding common stock as of the record date of May 28, 2001. All of the above motions passed, approving the above said motions.

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