Form 10KSB/A
period 2001-12-31
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

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
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)
                           350 W. 9th, Ave, Suite 104
                               Escondido, CA 92025
              (Address and zip code of principal executive offices)

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

A-       Three units located at 2135-39 Grand Ave, San Diego, CA 92103. **
B-       Four units located at 2016-18 Hornblend and 2016-18 Balboa Avenue
, San Diego CA, 92109.*, **
C-       An 11,624 square foot commercial property located at 350 W.
Ninth Street, Escondido, CA 92025.

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
                     Purchase           Interest            Annual
Property              Price       Mortgage  Rate  Equity    Rental    Occupancy
                                                             Income

350 W. Ninth St.**  $1,070,000   $744,055  7.82%$  325,945   $  120,763   78%
8 tenants

2135-39 Grand Ave.*  355,350      231,867  7.9%    123,483      30,900    100%

2016-18 Balboa       364,000      317,133  7.8%     46,867       37,500    100%
2015-17 Hornblend *






     Triad Industries, Inc. owns three (3) properties in San Diego County, California. These properties are leased to others for a monthly fee. The properties are as follows:
350 W. Ninth St, Escondido, CA 92025
11,624 Square foot commercial building
Purchase price:                          $   1,070,000
Present loan balance:                    $     744,055
Annual income:                           $     120,763
Loan interest rate:                                  7.82%
RE annual taxes:                         $      13,375
RE taxes monthly:                        $       1,114.58
RE tax rate:                                         1.25%
P&I Monthly:                             $       5,691.88
Insurance:                               $115 per mo.
Lease term:                              Property leased on a month
                                        to month basis to 7 other tenants

2135-39 Grand Avenue, San Diego, CA 92103
3 rental units (all 2 bed, 1 bath)
Purchase price:                      $355,350
Present loan balance:                $231,867
Annual income:                       $ 30,900
Loan interest rate:                       7.9%
RE annual taxes:                     $  3,735
RE taxes monthly:                    $    311
RE tax rate:                              1.1%
P&I monthly:                         $  1,772
Insurance:                           $     55
Lease term:                          month to month tenants;
                                have been in property for two years
                                            .

2016-18 Balboa, 2015-17 Hornblend Ave. San Diego, CA 92109
4 Rental Units (all 1bed, 1 bath)
Purchase price:                     $364,000
Present first loan balance:         $267,133
Present second loan bal:            $ 50,000
Annual income:                      $ 37,500
Loan interest rate:                      7.8%
RE annual taxes:                    $  3,588
RE taxes monthly:                   $    299
RE rate:                                 1.0%
P&I monthly:                        $2,563.57
Insurance per Month:                $     58
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

The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:
                       Low        High
Qtr Ended 3-31-00    $    .55$    1.00
Qtr Ended 6-30-00    $    .25$     .55
Qtr Ended 9-30-00    $    .38$     .60
Qtr Ended 12-31-00   $    .25$     .30
Qtr Ended 3-31-01    $    .09$     .30
Qtr Ended 6-30-01    $    .01$     .09
Qtr Ended 9-30-01    $    .01$     .09
Qtr Ended 12-31-01   $    .01$     .06

     As of December 31, 2001, the Company has issued and outstanding 10,138,165 shares of common stock outstanding to 504 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers. The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or approximately exempted from registration before the securities are permitted to trade in that state, Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule.
Section 15(g) sets forth certain requirements for transactions in penny stock and Rule 15g-9 (d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission (the Commission generally defined penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that an equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorization for quotation on The NASDAQ Stock Market; issued by a registered investment Company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuers net tangible assets; or exempted from the definition by the Commission. If the Companys shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For
transactions   covered  by  these  rules,   broker-dealers   must  make  special
suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing the recent price information for the penny stock held in the account and information on the limited market in penny stock and/or maintain a market in the Companys Common Stock and may affect the ability of shareholders to sell their shares. There are three main exemptions to the penny stock rule.

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

                                                       Income Statement Summary
                                                              December 31

                               2001         2000
Revenues                   1,950,308     1,783,674

Total Operating Costs      2,282,814     1,689,620

Income (Loss)from Operation  (368,258)    (150,047)

Other Income/ (Expense)      331,620      (445,121)

Net Loss                     (27,742)     (392,811)

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting (SFAS), No. 133, Accounting for Derivative Instrument. SFAS No.
133  provides a  different  method for  accounting  for  derivative  instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Companys derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No. 133 implementation did not have a material effect on the financial statements. The Financial Accounting Standards Board has also issued 44PB Opinion No. 25). APN No. 25 APB Opinion No. 25 APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation, which lead to the issuance of SFAS No. 123, Accounting for Stock Based Compensation, the Board decided not to address practice issues related to Opinion 25 because the Board had planned to supersede Opinion 25. However, Statement 123 permits entities to continue applying Opinion 25 to stock compensation involving employees. Consequently, questions remain about the application of Opinion 25 in a number of different circumstances. This Interpretation clarifies the application of Opinion 25 for only certain issues. It does not address any issued related to the application of the fair value method in Statement 123. The issues addressed herein were selected after receiving input from members of both the FASB Emerging Issues Task Force and the task force on stock compensation that assisted in the development of Statement 123. Among other issues, this Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a noncompensatory plan, (c ) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 is effective for financial statements issued for periods ending after July 1, 2000. The implementation of FIN 44 did not have a material affect on the financial statement.

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

Name                             Year  Salary     Nonus       Restricted Stock

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

                                         Amount         Approximate
                                          And Nature     Percentage
                                        Of Beneficial     of Common
         Identity                        Ownership         Stock Owned

American Health Systems, Inc.                    850,000   8% (I)
Linda Bryson                                    473,.332   4.6% (II)
Michael Kelleher                                338,757   3% (II)
J. William Byrd                                 593,442   6% (II)
Richard Furlong                                 593,442   6% (II)
James B. Crowell                                249,400   2.5% (II)
Brice Smith                                     450,000         4.5%(II)
Management as a Group                         2,698,373   27% (III)

See Item 9. Directors, Executive Officers and Control Persons chart on pages 16-18.

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