Form 10KSB/A
period 2002-12-31
TRIAD INDUSTRIES INC
filed 2003-06-10
CIK 1092105

Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

              x Annual Report pursuant to Section 13 or 15(D) of th
                       e Securities Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2002
                                       Or
       Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                (No Fee Required)
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

             Purchase                  Interest        Rental
Property      Price       MortgageRate   Equity      Income

350 W. Ninth St.$1,070,000 $734,808  7.82%$335,192   $150,144   100% Occupied
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

                                                       Income Statement Summary
                                                              December 31

                                     2002     2001

Revenues                           651,308   1,950,308

Total Operating Costs              537,832   2,314,566

Income (Loss)from Operation        113,476    (364,258)

Other Income/ (Expense)             84,800     432,590

Net Gain / (Loss) Before Taxes     198,276      68,332







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

Item14. Controls and Procedures

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

TRIAD INDUSTRIES, INC.

By:_____________________
Linda Bryson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                Title                               Date


________________      President
Linda Bryson


________________      Sec. / Treas. / CFO
Michael W. Kelleher








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





                         CERTIFICATION OF MICHAL KELLEHER


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