Form 10QSB/A
period 2002-03-31
TRIAD INDUSTRIES INC
filed 2003-07-14
CIK 1092105

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



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

May 15, 2003
Chula Vista, California




                            TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                    Consolidated Statements of Operations
              For the Three Months Ended March 31, 2002 and 2001
                                                          2002            2001
REVENUES
Consulting income                                    $   269,058    $   200,102
Medical fee income                                             -        281,939
Rental income                                             32,549        189,485
Costs of revenues                                        (15,928)       (45,074)
GROSS PROFIT                                             285,679        626,452
OPERATING COSTS
Bad debt expense                                           4,000         79,279
Depreciation & amortization                               10,429         36,179
Administrative expenses                                   99,843        330,551
Total Operating Costs                                    114,272        446,009
NET OPERATING (LOSS)                                     171,407        180,443
OTHER INCOME & (EXPENSES)
Interest income                                                -             89
Other income                                                 424             48
Other expenses                                           (45,073)             -
Realized gain on sale of marketable securities             4,806         12,098
Net gain / (loss) on disposable assets                    95,008              -
Interest expense                                         (29,006)      (101,308)
Total Other Income & Expenses                             26,159        (89,073)
INCOME FROM CONTINUING OPERATIONS BEFORE TAX             197,566         91,371
PROVISION FOR INCOME TAXES (BENEFIT)                     (60,301)       (19,316)
INCOME FROM CONTINUING OPERATIONS AFTER TAX          $   137,265    $    72,055
DISCONTINUED OPERATIONS
Loss on sale of Northwest Medical Clinic, Inc.       $(1,542,394$             -
NET INCOME / (LOSS)                                  $(1,405,129)   $    72,055




                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Comprehensive Income (Loss)
                                                 Three Months       Three Months
                                                     Ended               Ended
                                                    March 31,          March 31,
                                                      2002                2001
Net Income (Loss) - Net
of Tax                                           $(1,405,129)       $    72,055
Other Comprehensive
Income (Loss) :
Unrealized gain (loss)
on securities                                       (141,491)           (61,401)
Total Other Comprehensive
Income (Loss)                                       (141,491)           (61,401)
Comprehensive Income (Loss)
Before Income Taxes                                 (141,491)           (61,401)
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)                           48,781             14,820
Comprehensive Income (Loss)                      $   (92,710)       $   (46,581)



           TRIAD INDUSTRIES, INC.
        (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity
             From December 31, 1997 to March 31, 2002


                                   Preferred Preferred   Common      Common
                                    Shares     Stock     Shares      Stock

 Balance, December 31, 1997                             $2,339,529    $ 2,340

Common stock issued June 17,1998
for securities valued @ $1.07 per share                     13,200         13

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                       60,000         60

Common stock issued June 17, 1998
for securities valued @ $.084 per share                     15,000         15

Common stock issued June 17, 1998
for note payable @ $.334 per share                          30,480         30

Common stock issued June 17, 1998
for securities valued @ $.334 per share                    135,000        135

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                  300,000        300

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                         375,000        375

Common stock issued December 31, 1998
for note payable @ $.3234 per share                         18,750         19

Common stock issued December 31, 1998
for management fees @ $.334 per share                       60,759         61

Common stock issued December 31, 1998
for note payable @ $.334 per share                          60,486         60

Common stock issued December 31,1998
for securities valued @ $.206 per share                    225,000        225

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                               3,633,204      3,633





                                           Additional      Stock
                                            Paid In       Subscription Retained
                                            Capital       Receivable   Earnings


Balance, December 31, 1997                $   633,096        $ -       $ 95,266

Common stock issued June 17,1998
for securities valued @ $1.07 per share        14,096

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share          53,940

Common stock issued June 17, 1998
for securities valued @ $.084 per share         1,235

Common stock issued June 17, 1998
for note payable @ $.334 per share             10,131

Common stock issued June 17, 1998
for securities valued @ $.334 per share        44,865

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                      99,700

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                              62,125        (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share             6,031

Common stock issued December 31, 1998
for management fees @ $.334 per share          20,192

Common stock issued December 31, 1998
for note payable @ $.334 per share             20,102

Common stock issued December 31,1998
for securities valued @ $.206 per share        46,025

Contributed capital                             4,139

Net loss for the year ended

December 31,1998                                                        (62,126)

Balance, December 31, 1998                  1,015,677        (62,500)    33,140















                                           Comprehensive
                                               Income    Total
                                               (Loss)

Balance, December 31, 1997                      $ -    $ 730,702

Common stock issued June 17,1998
for securities valued @ $1.07 per share                  14,109

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                    54,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share                   1,250

Common stock issued June 17, 1998
for note payable @ $.334 per share                       10,161

Common stock issued June 17, 1998
for securities valued @ $.334 per share                  45,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                               100,000

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                                           -

Common stock issued December 31, 1998
for note payable @ $.3234 per share                       6,050

Common stock issued December 31, 1998
for management fees @ $.334 per share                    20,253

Common stock issued December 31, 1998
for note payable @ $.334 per share                       20,162

Common stock issued December 31,1998
for securities valued @ $.206 per share                  46,250

Contributed capital                                       4,139

Net loss for the year ended

December 31,1998                                         (62,126)

Balance, December 31, 1998                        -      989,950












                                Preferred    Preferred     Common      Common
                                   Shares      Stock        Shares     Stock

Balance, December 31, 1998                               3,633,204      3,633

 Recapitalization (Note 1)                                 526,672        527

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share                     313,942        314

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share                      1,120,000      1,120

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share   700,000   700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share      150,000   150,000

 Stock subscription receivable

 Common  stock issued December
 1999 for cash @ $0.22 per share                           320,000        320

 Common stock issued December 1999
 for management fees @ $0.06 per share                     489,600        489

 Net loss for the year ended
 December 31, 1999

 Balance, December  31, 1999         850,000   850,000   6,403,418      6,403

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                               72,000         72

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                          123,000        123

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                               72,000         72

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC.
 @ $0.96 a share                                         1,463,302      1,463

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                           36,583         37

 Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                             200,000        200

 Stock issued on December 12, 2000
 to Directors @ $0.24 a share                              288,000        288

 Net loss for the year ended
 December 31, 2000

 Balance, December  31, 2000         850,000   850,000   8,658,303      8,658












                                           Additional       Stock
                                            Paid in       Subscription  Retained
                                            capital         Receivable  Earnings


Balance, December 31, 1998                  1,015,677       (62,500)      33,140

Recapitalization (Note 1)                      33,396       (20,000)

Common stock issued March 15, 1999
for services valued @ $0.63 per share         196,527

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share            698,880

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                               20,000

Common stock issued December
1999 for cash @ $0.22 per share                71,625

Common stock issued December 1999
for management fees @ $0.06 per share          28,886

Net loss for the year ended
December 31, 1999                                          (712,680)

Balance, December 31, 1999                  2,044,991       (62,500)   (679,540)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                    4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share              17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                   35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                             1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share               35,083

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                  39,800

Stock issued on December 12, 2000
to Directors @ $0.24 a share                   67,392

Net loss for the year ended
December 31, 2000                                                     (392,811)

Balance, December 31, 2000                  3,644,874     (62,500)  (1,072,352)




                                        Comprehensive
                                           Income                       Total
                                           (Loss)

Balance, December 31, 1998                                              989,950

Recapitalization (Note 1)                                                13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                                   196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                                      700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                                       700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                150,000

Stock subscription receivable                  20,000

Common stock issued December
1999 for cash @ $0.22 per share                71,945

Common stock issued December 1999
for management fees @ $0.06 per share          29,375

Net loss for the year ended
December 31, 1999                            (712,680)

Balance, December 31, 1999                          -                  2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                    4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share              18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                   36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                             1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share               35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                  40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                   67,680

Net loss for the year ended
December 31, 2000                            (392,811)

Balance, December 31, 2000                          -     3,368,680


                                    Preferred  Preferred   Common     Common
                                      Shares     Stock     Shares     Stock


 Balance, December  31, 2000         850,000   850,000   8,658,303      8,658

 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a share                        50,000         50

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                           144,762        145

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a share                        25,100         25

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                           700,000        700

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $0.11 per share                         900,000        900

 Stock issued on June 22, 2001
 to Directors @ $0.03 a share                              360,000        360

October 1, 2001 cancellation of
stock subscription                                        (700,000)      (700)

Comprehensive  (loss) December 31, 2001

 Net loss for the year ended
 December 31, 2001

 Balance,  December 31, 2001         850,000   850,000  10,138,165     10,138

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                   (1,463,302)    (1,463)

Comprehensive  (loss) March 31, 2002

 Net loss for the three months ended
 March 31, 2002

 Balance,  March 31, 2002            850,000 $ 850,000   8,674,863    $ 8,675












                                            Additional     Stock
                                            Paid In      Subscription  Retained
                                            Capital       Receivable   Earnings



Balance, December 31, 2000                  3,644,874        (62,500)

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share             8,450

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                30,179

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share             3,715

Stock issued on March 1, 2001 to
management fees @ $0.17 a share               118,300       (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share              95,100

Stock issued on June 22, 2001
to Directors @ $0.03 a share                   10,440

October 1, 2001 cancellation of
stock subscription                           (118,300)       119,000

Comprehensive (loss) December 31, 2001

Net loss for the year ended
December 31, 2001                                                       73,228

Balance, December 31, 2001                  3,792,758        (62,500)  (999,124)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share         (27,803)

Comprehensive (loss) March 31, 2002

Net loss for the three months ended
March 31, 2002                                                     (1,405,129)

Balance, March 31, 2002                   $ 3,764,955   $ (62,500) $(2,404,253)





                                         Comprehensive
                                            Income           total
                                            (Loss)

Balance, December 31, 2000                          -      3,368,680

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                          8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                            30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                         3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                                -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                           96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                                 10,800

October 1, 2001 cancellation of
stock subscription                                              -

Comprehensive (loss) December 31, 2001       (100,970)      (100,970)

Net loss for the year ended
December 31, 2001                                             73,228

Balance, December 31, 2001                   (100,970)      3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                        (29,266)

Comprehensive (loss) March 31, 2002           (92,710)       (92,710)

Net loss for the three months ended
March 31, 2002                                            (1,405,129)

Balance, March 31, 2002                   $  (193,680)   $ 1,963,197









                              TRIAD INDUSTRIES, INC.

                      (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2002 and 2001
                                                      2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income / (loss) from operations                    $(1,497,839)     $    72,055
Depreciation & amortization expense                     10,429           36,179
Decrease in accounts receivable                      1,577,719           86,117
Decrease in advances                                     1,015                -
Decrease income tax benefit                             11,520           19,316
(Decrease) in accounts payable                         (35,130)         (75,887)
(Decrease) in security deposits                         (4,409)            (643)
Increase / (Decrease) in loans payable                       -           14,064
Increase in salaries payable                            22,150                -
(Decrease) in taxes payable                             (3,774)               -
Unrealized (gain) on valuation
of marketable securities                              (135,900)        (157,500)
Sale of marketable securities                                -          (21,052)
Purchase of marketable securities                            -           (1,211)
Common stock issued for services                             -          161,564
Net Cash Provided / (Used) by
Operating Activities                                   (54,219)         133,002
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities available for sale              164,365                -
Sale / (purchase) of fixed assets                      (60,795)          (3,000)
Net Cash Provided / (Used) by
Investing Activities                                   103,570           (3,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                                  (174)            (244)
Change in additional
paid-in capital                                        (27,803)               -
Change in comon stock                                   (1,463)               -
Change in common stock
subscription receivable                                      -         (119,000)
Change in lease payable                                      -             (162)
Change in assets held
for sale                                               167,514
Change in notes and
mortgages payable                                     (192,959)          (4,278)
Net Cash (Used) by
Financing Activities                                   (54,885)        (123,684)
Net Increase in Cash                                    (5,534)           6,317
Cash at Beginning of Period                             15,643           54,384
Cash at End of Period                              $    10,109      $    60,702


Supplemental Cash Flow Disclosures
Cash paid during year
for interest                                       $    29,006      $   101,308
Schedule of Non-Cash
Activities
Loss on sale of Northwest
Medical Clinic, Inc.                               $ 1,542,3$                 -
Common stock issued for
services                                  $                  -      $   161,564
Common stock received for
consulting services                                $   150,0$                 -
Common stock retired on the sale
of Northwest Medical Clinic, Inc.                  $    29,2$                 -





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