Form 10QSB/A
period 2002-06-30
TRIAD INDUSTRIES INC
filed 2003-07-14
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q/A SB

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



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

August 8, 2002
Chula Vista, California


                          TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                        Consolidated Balance Sheets
                 As of June 30, 2002 and December 31, 2001

                                  ASSETS
                                                         2002             2001
CURRENT ASSETS
Cash                                                $   14,066        $   15,643
Accounts receivable                                    437,044           444,461
Accounts receivable
medical clinic (see note 2g)                                 -         1,633,083
Advance expenses                                         4,800             5,815
Marketable securities                                  240,368           561,159
Impound account                                         10,397            10,824
Assets held for sale                                         -           716,514
Deferred tax benefit                                   741,756           574,553
Total Current Assets                                 1,448,431         3,962,052
NET PROPERTY & EQUIPMENT                             1,088,924         1,077,363
OTHER ASSETS
Investments in nonmarketable
equities                                               224,497           388,832
Net loan fees                                            7,199             7,324
Total Other Assets                                     231,696           396,156
TOTAL ASSETS                                        $2,769,051        $5,435,571




                            TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                          Consolidated Balance Sheets
                   As of June 30, 2002 and December 31, 2001
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      2002               2001
CURRENT LIABILITIES
Accounts payable                                 $    29,930        $    73,726
Loans payable                                         78,380            278,102
Salaries payable                                      26,150                  -
Line of credit                                         8,649             30,078
Payroll taxes payable                                      -                  -
Taxes payable                                          6,251             10,025
Security deposits                                      5,087              8,269
Trust deeds and mortgages
short-term portion                                    15,170            150,910
Total Current Liabilities                            169,617            551,109
LONG-TERM LIABILITIES
Trust deeds and mortgages
long-term portion                                    970,803          1,394,159
Total Long-Term Liabilities                          970,803          1,394,159
TOTAL LIABILITIES                                  1,140,420          1,945,268
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding for
for June 2002 and December
2001, respectively)                                  850,000            850,000
Common stock ($0.001 par
value, 50,000,000 shares
authorized 8,674,863 and
10,138,165 shares issued
and outstanding as of
June 2002 and December
2001, respectively.)                                   8,675             10,138
Paid-in capital                                    3,764,955          3,792,758
Stock subscription receivable                        (62,500)           (62,500)
Retained earnings                                 (2,453,095)          (999,124)
Comprehensive income (loss)                         (479,404)          (100,970)
Total Stockholders' Equity                         1,628,631          3,490,302
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                           $ 2,769,051        $ 5,435,571







                 (Formerly RB Capital & Equities, Inc.)
                  Consolidated Statements of Operations
        For the Six and Three Months Ended June 30, 2002 and 2001
                                        Six Months      Six Months
                                           Ended           Ended
                                          June 30,        June 30,
                                            2002            2001
REVENUES
Consulting income                  $      305,733 $      444,011
Medical fee income                              -        527,260
Rental income                              66,467        277,025
Costs of revenues                         (29,827)       (17,930)
GROSS PROFIT                              342,373      1,230,366
OPERATING COSTS
Bad debt expense                            9,895        149,811
Depreciation & amortization                20,858         48,826
Administrative expenses                   190,689      1,141,826
Total Operating Costs                     221,442      1,340,463
NET OPERATING (LOSS)                      120,931       (110,097)
OTHER INCOME & (EXPENSES)
Interest income                             2,691          1,834
Other income                                2,885             48
Other expenses                            (45,073)             -
Realized gain (loss) on sale
of marketable securities                  (10,130)        16,984
Net gain / (loss) on
disposable assets                          93,283        618,455
Vending                                         -             10
Interest expense                          (48,416)      (170,344)
Total Other Income & Expenses              (4,760)       466,987
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                     116,171        356,890
INCOME TAX (PROVISION) / BENEFIT          (27,748)      (121,343)
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX               $       88,423  $     235,547
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.               $    (1,542,394)$         -
NET INCOME / (LOSS)                $    (1,453,971)$     235,547
BASIC EARNINGS (LOSS) PER SHARE
Earning from continuing operations $         0.01  $        0.03
Loss from discontinued operations  $        (0.17) $        0.03
BASIC EARNINGS (LOSS) PER SHARE    $        (0.16) $        0.06
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          $     8,682,948 $   9,069,931
DILUTED EARNINGS (LOSS) PER SHARE
Loss from continuing operations    $         0.01  $        0.02
Loss from discontinued operations  $        (0.14) $        0.02
DILUTED EARNINGS (LOSS) PER SHARE  $        (0.13) $        0.04
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                10,440,267       10,769,931








                                      Three Months    Three Months
                                          Ended           Ended
                                         June 30,        June 30,
                                           2002            2001
REVENUES
Consulting income                  $       36,675 $      243,909
Medical fee income                              -        245,321
Rental income                              33,918         87,540
Costs of revenues                         (13,899)        (5,050)
GROSS PROFIT                               56,694        571,720
OPERATING COSTS
Bad debt expense                            5,895         70,532
Depreciation & amortization                10,429         12,647
Administrative expenses                    90,846        779,081
Total Operating Costs                     107,170        862,260
NET OPERATING (LOSS)                      (50,476)      (290,540)
OTHER INCOME & (EXPENSES)
Interest income                             2,690          1,744
Other income                                2,860              -
Other expenses                                  -
Realized gain (loss) on sale
of marketable securities                  (14,936)         4,886
Net gain / (loss) on disposable
assets                                     (1,725)       618,455
Vending                                         -             10
Interest expense                          (19,410)       (69,036)
Total Other Income & Expenses             (30,521)       556,059
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                     (80,997)       265,519
INCOME TAX (PROVISION) / BENEFIT           15,925        (86,802)
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX               $      (65,072)$      178,717
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.               $            - $          -
NET INCOME / (LOSS)                $      (65,072)$      178,717
BASIC EARNINGS (LOSS) PER SHARE
Earning from continuing operations $        (0.01)$          0.02
Loss from discontinued operations  $        (0.01)$          0.02
BASIC EARNINGS (LOSS) PER SHARE    $        (0.02)$          0.04
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          $    8,674,863 $     9,069,931
DILUTED EARNINGS (LOSS) PER SHARE
Loss from continuing operations    $        (0.01)$          0.02
Loss from discontinued operations  $        (0.01)$          0.02
DILUTED EARNINGS (LOSS) PER SHARE  $        (0.01)$          0.03
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING              10,374,863       10,769,931







                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Comprehensive Income (Loss)
        For the Six and Three Months Ended June 30, 2002 and 2001
                                                    Six Months      Six Months
                                                      Ended            Ended
                                                     June 30,        June 30,
                                                       2002             2001
Net Income (Loss) - Net of Tax                       $(1,453,971)   $   235,547
Other Comprehensive (Loss) :
Unrealized gain (loss) on securities                    (573,385)      (110,688)
Total Other Comprehensive (Loss)                        (573,385)      (110,688)
Comprehensive Income (Loss) Before Income Taxes      $  (573,385)   $  (110,688)
Income Taxes (Provision) / Benefit
Related to Items of Comprehensive Income                 194,951         42,074
Comprehensive Income (Loss)                          $  (378,434)   $   (68,614)







                                                       Three Months Three Months
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                           2002         2001
Net Income (Loss) - Net of Tax                          $ (65,072)    $ 178,717
Other Comprehensive (Loss) :
Unrealized gain (loss) on securities                     (492,940)      (49,287)
Total Other Comprehensive (Loss)                         (492,940)      (49,287)
Comprehensive Income (Loss) Before Income Taxes         $(492,940)    $ (49,287)
Income Taxes (Provision) / Benefit
Related to Items of Comprehensive Income                  167,260        19,221
Comprehensive Income (Loss)                             $(325,680)    $ (30,066)


                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                     From December 31, 1997 to June 30, 2002

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
















                                            Additional    Stock
                                             Paid-in   Subscription    Retained
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

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                              20,000

Common stock issued December
1999 for cash @ $0.22 per share                71,625

Common stock issued December 1999
for management fees @ $0.06 per share          28,886

Net loss for the year ended
December 31, 1999                                                      (712,680)

Balance, December 31, 1999                  2,044,991       (62,500)   (679,540)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                    4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share              17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                   35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                             1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share               35,083

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                  39,800

Stock issued on December 12, 2000
to Directors @ $0.24 a share                   67,392

Net loss for the year ended
December 31, 2000                                                     (392,811)

Balance, December 31, 2000                  3,644,874     (62,500)   (1,072,352)




                                        Comprehensive
                                           Income        Total
                                           (loss)



Balance, December 31, 1998                              989,950

Recapitalization (Note 1)                                13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                    196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                       700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                         700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                            150,000

Stock subscription receivable                              20,000

Common stock issued December
1999 for cash @ $0.22 per share                            71,945

Common stock issued December 1999
for management fees @ $0.06 per share                      29,375

Net loss for the year ended
December 31, 1999                                         (712,680)

Balance, December 31, 1999                          -     2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                          18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                               36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                          1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                            35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                              40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                                 67,680

Net loss for the year ended
December 31, 2000                                          (392,811)

Balance, December 31, 2000                          -     3,368,680












                                   Preferred  Preferred   Common       Common
                                     Shares     Stock      Shares      stock


 Balance, December  31, 2000         850,000   850,000   8,658,303      8,658

 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a share                        50,000         50

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                           144,762        145

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a share                        25,100         25

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                           700,000        700

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $0.11 per share                         900,000        900

 Stock issued on June 22, 2001
 to Directors @ $0.03 a share                              360,000        360

October 1, 2001 cancellation of
stock subscription                                        (700,000)      (700)

Comprehensive  (loss) December 31, 2001

 Net loss for the year ended
 December 31, 2001

 Balance,  December 31, 2001         850,000   850,000  10,138,165     10,138

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                   (1,463,302)    (1,463)

Comprehensive  (loss) June 30, 2002

 Net loss for the six months ended
 June 30, 2002

 Balance,  June 30, 2002           $ 850,000 $ 850,000  $8,674,863    $ 8,675





                                           Additional    Stock
                                            Paid In     Subscription  Retained
                                            Capital      Receivable   Earnings


Balance, December 31, 2000                  3,644,874   (62,500)

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share             8,450

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                30,179

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share             3,715

Stock issued on March 1, 2001 to
management fees @ $0.17 a share               118,300   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share              95,100
Stock issued on June 22, 2001
to Directors @ $0.03 a share                   10,440

October 1, 2001 cancellation of
stock subscription                           (118,300)   119,000

Comprehensive (loss) December 31, 2001

Net loss for the year ended
December 31, 2001                                                       73,228

Balance, December 31, 2001                  3,792,758   (62,500)       (999,124)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share         (27,803)

Comprehensive (loss) June 30, 2002

Net loss for the six months ended
June 30, 2002                                                       (1,453,971)

Balance, June 30, 2002                    $ 3,764,955   $ (62,500)  $(2,453,095)








                                             Comprehensive
                                                Income      Total
                                                (loss)



Balance, December 31, 2000                          -      3,368,680

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                           8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                              30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                           3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                                     -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                            96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                                 10,800

October 1, 2001 cancellation of
stock subscription                                                -

Comprehensive (loss) December 31, 2001       (100,970)

Net loss for the year ended
December 31, 2001                                            73,228

Balance, December 31, 2001                   (100,970)     3,591,272

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                        (29,266)

Comprehensive (loss) June 30, 2002           (378,434)      (378,434)

Net loss for the six months ended
June 30, 2002                                             (1,453,971)

Balance, June 30, 2002                    $  (479,404)   $ 1,729,601











                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
              Consolidated Statements of Cash Flows
            For the Six and Three Months Ended June 30, 2002 and 2001
                                                   Six Months     Six Months
                                                      Ended         Ended
                                                     June 30,      June 30,
                                                      2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations                 $    (1,453,971)$     166,933
Depreciation & amortization expense                    20,858        48,826
(Increase) decrease in accounts receivable          1,640,500      (302,658)
(Increase) decrease in advances                         1,015        (1,450)
(Increase) decrease in impound account                    427         3,565
(Increase) decrease income tax benefit                167,203        79,269
Increase (decrease) in accounts payable               (43,796)      (18,009)
Increase (decrease) in assets held for sale                 -       355,344
Increase (decrease) in security deposits               (3,182)      (38,590)
Increase (decrease) in salaries payable                26,150             -
Increase (decrease) in taxes payable                   (3,774)        2,437
Valuation of marketable securities                   (378,434)     (410,680)
Purchase of marketable securities                           -        (1,210)
Sale of marketable securities                         (10,130)      (52,216)
Loan fees                                                   -        84,038
Common stock issued for services                            -       149,364
Net cash provided (used) by operating activities      (37,134)       64,962
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities available for sale             164,335             -
(Increase) decrease in fixed assets                   (45,875)    2,252,203
Net cash provided (used) by investing activities      118,460     2,252,203
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                              (21,429)       (2,445)
Change in investment property mortgage                 (4,203)
Change in additional paid-in capital                  (27,803)            -
Change in common stock                                 (1,463)            -
Change in lease payable                                     -          (224)
Change in assets held for sale                        167,514             -
Change in notes and mortgages payable                (199,722)   (2,277,215)
Net cash provided (used) by financing activities      (82,903)   (2,284,087)
Net increase (decrease) in cash                        (1,577)       33,078
Cash at beginning of period                            15,643        54,384
Cash at end of period                           $      14,066 $      87,462









                                                    Three Months   Three Months
                                                       Ended          Ended
                                                      June 30,      June 30,
                                                        2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations                     $   (65,072)$     148,651
Depreciation & amortization expense                    10,429        12,647
(Increase) decrease in accounts receivable             62,781      (388,775)
(Increase) decrease in advances                             -        (1,450)
(Increase) decrease in impound account                    427         3,565
(Increase) decrease income tax benefit                183,185        67,580
Increase (decrease) in accounts payable                (8,666)       57,878
Increase (decrease) in assets held for sale                 -       355,344
Increase (decrease) in security deposits                1,227       (37,947)
Increase (decrease) in salaries payable                 4,000             -
Increase (decrease) in taxes payable                        -         2,437
Valuation of marketable securities                    172,149      (314,581)
Purchase of marketable securities                    (325,680)            -
Sale of marketable securities                         (14,936)      (31,164)
Loan fees                                                   -        84,038
Common stock issued for services                            -       106,800
Net cash provided (used) by operating activities       19,844        65,024
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities available for sale                 (30)            -
(Increase) decrease in fixed assets                    22,257     2,255,203
Net cash provided (used) by investing activities       22,227     2,255,203
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                              (21,255)       (2,201)
Change in investment property mortgage                               (2,969)
Change in additional paid-in capital                        -             -
Change in common stock                                      -             -
Change in lease payable                                     -           (62)
Change in assets held for sale                              -             -
Change in notes and mortgages payable                 (16,859)   (2,288,235)
Net cash provided (used) by financing activities      (38,114)   (2,293,467)
Net increase (decrease) in cash                         3,957        26,759
Cash at beginning of period                            10,109        60,702
Cash at end of period                            $     14,066 $      87,462













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














                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As of June 30, 2002, the Company has $1,448,431in total current assets compared to total current assets of $3,962,052 as of December 31, 2001. The major factor in the reduction of current assets was the sale of the Northwest Medical Clinic division, which when comparing the current assets Northwest Medical Clinic had $ 1,633,083 in trade receivables as of December 31, 2001. As of June 30, 2002 the current assets were comprised of $14,066 in cash, $437,044 in accounts receivable, $4,800 in prepaid expenses, $240,368 in marketable securities, $10,397 in tax impound accounts, and $741,756 in deferred tax benefits.

     As of June 30, 2002 the Company has $169,617 in total current liabilities compared to $551,109 as of December 31, 2001. Accounts payable decreased $43,796, mostly due to the sale of Northwest Medical Clinic. Loans payable decreased by $199,722 predominately for the same reason. Salaries payable increased by $26,150 because the management of Corporate Capital Formation, Inc. chose to defer part of their salaries while the financial services sector increases sales. Security deposits payable and the current portion of mortgages payable both decresed due to the Company selling the last two of its residential real estate holdings in the first quarter of 2002.


Results of Operations

     For the three months ending June 30, 2002 the Company had a net loss from continuing operations after tax effects in the amount of ($65,072) compared to net income of $178,717 for the same period of 2001. This includes $5,895 in depreciation and amortization expense compared to $70,352 for the same period of 2001. The sharp decrease is due to the Company divesting most of its real estate holdings. Administrative expenses also decreased $688,235 for the second quarter of 2002 compared to the same period of 2001. This decrease is predominately caused by the sale of the Northwest Medical Clinic. The Company had a net loss on the sale of disposable assets in the amount of ($1,725) for the three months ended June 30, 2002, this compares to a net gain on the sale of disposable assets of $618,455 for the same period of 2001.

     The Company had revenues of $70,593, for the three months ended June 30, 2002, compared with $576,770, for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries.

     For the six months ending June 30, 2002, the Company had net income from continuing operations after tax effects in the amount of $88,423 compared to $235,547for the same period of 2001. This includes $9,895 in depreciation and amortization expense compared to $149,811for the same period of 2001. The sharp decrease is due to the Company divesting most of its real estate holdings. Administrative expenses also decreased $951,137 for the six months ended June 30, 2002 compared to the same period of 2001. This decrease is predominately caused by the sale of the Northwest Medical Clinic. The Company had a net gain on the sale of disposable assets in the amount of $93,283 for the six months ended June 30, 2002, compared to a net gain on the sale of disposable assets of $618,455 for the same period of 2001. The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc.

     The Company had revenues of $372,200 for the six months ended June 30, 2002 compared with $1,248,296 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries. The sale of the final two residential real estate holdings further contributed the decrease in revenues.




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

* Northwest Medical Clinic was sold on January 1, 2002.

Net Operating Loss

     The Company has accumulated approximately $2,932,499 of net operating loss carryforwards as of June 30, 2002, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation and $479,404 is attributed to comprehensive losses. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2001 in the amount of $574,553 and for the six months ended June 30, 2002 in the amount of $741,756.



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