Form 10QSB/A
period 2002-09-30
TRIAD INDUSTRIES INC
filed 2003-07-14
CIK 1092105

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



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

November 8, 2002
Chula Vista, California


                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
          As of September 30, 2002 and December 31, 2001
                              ASSETS
                                             2002         2001
CURRENT ASSETS
Cash                                    $   28,529   $   15,643
Accounts receivable                        229,306      444,461
Accounts receivable -
medical clinic (see note 2g)                     -    1,633,083
Advance expenses                                 -        5,815
Marketable securities                       96,805      561,159
Impound account                             13,740       10,824
Assets held for sale                             -      716,514
Deferred tax benefit                       806,533      574,553
Total Current Assets                     1,174,913    3,962,052
NET PROPERTY & EQUIPMENT                 1,082,568    1,077,363
OTHER ASSETS
Investments in nonmarketable equities      130,838      388,832
Net loan fees                                1,392        7,324
Total Other Assets                         132,230      396,156
TOTAL ASSETS                            $2,389,711   $5,435,571




                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
           As of September 30, 2002 and December 31, 2001
                LIABILITIES AND STOCKHOLDERS' EQUITY
                                     2002           2001
CURRENT LIABILITIES
Accounts payable                $    33,072    $    73,726
Loans payable                        78,380        278,102
Salaries payable                     27,050              -
Line of credit                        7,360         30,078
Taxes payable                         6,251         10,025
Security deposits                     5,087          8,269
Trust deeds and mortgages
short-term portion                   15,170        150,910
Total Current Liabilities           172,370        551,109
LONG-TERM LIABILITIES
Trust deeds and mortgages
long-term portion                   721,365      1,394,159
Total Long-Term Liabilities         721,365      1,394,159
TOTAL LIABILITIES                   893,735      1,945,268
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 850,000 shares
issued and outstanding for
for September 2002 and
December 2001, respectively)        850,000        850,000
Common stock ($0.001 par
value, 50,000,000 shares
authorized 8,674,863 and
10,138,165 shares issued
and outstanding as of
September 2002 and December
2001, respectively.)                  8,675         10,138
Paid-in capital                   3,764,955      3,792,758
Stock subscription receivable       (62,500)       (62,500)
Retained earnings                (2,435,115)      (999,124)
Comprehensive income (loss)        (630,039)      (100,970)
Total Stockholders' Equity        1,495,976      3,490,302
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY          $ 2,389,711    $ 5,435,571



                  Consolidated Statements of Operations
             For the Nine and Three Months Ended September 30, 2002 and 2001
                                   Nine Months     Nine Months
                                     Ended           Ended
                                  September 30,   September 30,
                                      2002            2001
REVENUES
Consulting income              $     405,752 $     560,782
Medical fee income                         -       793,377
Rental income                        104,518       325,252
Management income                        800             -
Costs of revenues                    (32,442)      (94,035)
GROSS PROFIT                         478,628     1,585,375
OPERATING COSTS
Bad debt expense                       9,895       216,159
Depreciation & amortization           33,022        61,759
Administrative expenses              258,811     1,383,956
Total Operating Costs                301,728     1,661,874
NET OPERATING (LOSS)                 176,900       (76,499)
OTHER INCOME & (EXPENSES)
Interest income                        2,692         2,099
Other income                           2,885         4,484
Other expenses                       (45,073)       (4,536)
Net realized gain (loss) on
sale of marketable securities        (20,654)       38,047
Net gain / (loss) on
disposable assets                     93,283        (4,083)
Vending                                    -            10
Sale of assets - net                       -       618,455
Interest expense                     (63,060)     (202,290)
Total Other Income & Expenses        (29,927)      452,188
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                146,973       375,689
INCOME TAX (PROVISION)
BENEFIT                              (40,570)     (127,734)
INCOME (LOSS) FROM
CONTINUING OPERATIONS AFTER TAX  $   106,403 $     247,955
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.             $ (1,542,394)$      -
NET INCOME / (LOSS)              $ (1,435,991)$    247,955




                           Three Months    Three Months
                               Ended         Ended
                            September 30,  September 30,
                                 2002          2001
REVENUES
Consulting income          $    100,019 $    116,771
Medical fee income                     -     266,117
Rental income                     38,051      48,227
Management income                    800           -
Costs of revenues                 (2,615)    (20,307)
GROSS PROFIT                     136,255     410,807
OPERATING COSTS
Bad debt expense                       -      66,348
Depreciation & amortization       12,164      12,933
Administrative expenses           68,122     297,928
Total Operating Costs             80,286     377,209
NET OPERATING (LOSS)              55,969      33,598
OTHER INCOME & (EXPENSES)
Interest income                        1         265
Other income                           -       4,436
Other expenses                         -      (4,536)
Net realized gain (loss) on
sale of marketable securities    (10,524)     21,063
Net gain / (loss) on
disposable assets                      -      (4,083)
Vending                                -           -
Sale of assets - net                   -           -
Interest expense                 (14,644)    (31,946)
Total Other Income & Expenses    (25,167)    (14,800)
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX             30,802      18,799
INCOME TAX (PROVISION)
BENEFIT                           (4,620)     (2,820)
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX         $    26,182 $    15,979
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.         $         - $        -
NET INCOME / (LOSS)          $    26,182 $    15,979








                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
              Consolidated Statement of Comprehensive Income (Loss)
         For the Nine and Three Months Ended September 30, 2002 and 2001






                                               Nine Months         Nine Months
                                                     Ended            Ended
                                                 September 30,     September 30,
                                                      2002             2001
Net Income (Loss) - Net of Tax                    $(1,435,991)   $   247,955
Other Comprehensive (Loss) :
Unrealized gain (loss) on securities                 (801,619)      (157,460)
Total Other Comprehensive (Loss)                     (801,619)      (157,460)
Comprehensive Income (Loss) Before Income Taxes   $  (801,619)   $  (157,460)
Income Taxes (Provision) / Benefit
Related to Items of Comprehensive Income              272,550         59,374
Comprehensive Income (Loss)                       $  (529,069)   $   (98,086)







                                                 Three Months    Three Months
                                                     Ended          Ended
                                                 September 30,   September 30,
                                                     2002             2001
Net Income (Loss) - Net of Tax                    $  26,182    $  15,979
Other Comprehensive (Loss) :
Unrealized gain (loss) on securities               (228,234)     (46,772)
Total Other Comprehensive (Loss)                   (228,234)     (46,772)
Comprehensive Income (Loss) Before Income Taxes   $(228,234)   $ (46,772)
Income Taxes (Provision) / Benefit
Related to Items of Comprehensive Income             72,261        7,016
Comprehensive Income (Loss)                       $(155,973)   $ (39,756)







                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 1997 to September 30, 2002

                                   Preferred Preferred   Common      Common
                                    Shares     Stock     Shares      Stock
 Balance, December 31, 1997                             $2,339,529    $ 2,340

Common stock issued June 17,1998
for securities valued @ $1.07 per share                     13,200         13

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share                       60,000         60

Common stock issued June 17, 1998
for securities valued @ $.084 per share                     15,000         15

Common stock issued June 17, 1998
for note payable @ $.334 per share                          30,480         30

Common stock issued June 17, 1998
for securities valued @ $.334 per share                    135,000        135

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                                  300,000        300

Common stock issued November 4,
1998 for subscription receivable
 @ $.166 per share                                         375,000        375

Common stock issued December 31, 1998
for note payable @ $.3234 per share                         18,750         19

Common stock issued December 31, 1998
for management fees @ $.334 per share                       60,759         61

Common stock issued December 31, 1998
for note payable @ $.334 per share                          60,486         60

Common stock issued December 31,1998
for securities valued @ $.206 per share                    225,000        225

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                               3,633,204      3,633











                                          Additional    Stock
                                           Paid-in   Subscription   Retained
                                           Capital    Receivable    Earnings
Balance, December 31, 1997                $   633,096    $ -    $    95,266

Common stock issued June 17,1998
for securities valued @ $1.07 per share        14,096

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share          53,940

Common stock issued June 17, 1998
for securities valued @ $.084 per share         1,235

Common stock issued June 17, 1998
for note payable @ $.334 per share             10,131

Common stock issued June 17, 1998
for securities valued @ $.334 per share        44,865

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                      99,700

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                              62,125        (62,500)

Common stock issued December 31, 1998
for note payable @ $.3234 per share             6,031

Common stock issued December 31, 1998
for management fees @ $.334 per share          20,192

Common stock issued December 31, 1998
for note payable @ $.334 per share             20,102

Common stock issued December 31,1998
for securities valued @ $.206 per share        46,025

Contributed capital                             4,139

Net loss for the year ended
December 31,1998                                                        (62,126)

Balance, December 31, 1998                  1,015,677        (62,500)    33,140













                                   Comprehensive
                                       Income       Total
                                       (Loss)
Balance, December 31, 1997                $ -   $ 730,702

Common stock issued June 17,1998
for securities valued @ $1.07 per share     -      14,109

Common stock issued June 17, 1998 for
securities valued @ $.90066 per share       -      54,000

Common stock issued June 17, 1998
for securities valued @ $.084 per share     -       1,250

Common stock issued June 17, 1998
for note payable @ $.334 per share          -      10,161

Common stock issued June 17, 1998
for securities valued @ $.334 per share     -      45,000

Common stock issued June 17, 1998
for services (officers) valued @ $.334
per share                                   -     100,000

Common stock issued November 4,
1998 for subscription receivable
@ $.166 per share                           -           -

Common stock issued December 31, 1998
for note payable @ $.3234 per share         -       6,050

Common stock issued December 31, 1998
for management fees @ $.334 per share       -      20,253

Common stock issued December 31, 1998
for note payable @ $.334 per share          -      20,162

Common stock issued December 31,1998
for securities valued @ $.206 per share     -      46,250

Contributed capital                         -       4,139

Net loss for the year ended
December 31,1998                            -     (62,126)

Balance, December 31, 1998                  -     989,950








                                Preferred    Preferred     Common    Common
                                Shares        Stock        Shares     Stock



Balance, December 31, 1998                               3,633,204      3,633

 Recapitalization (Note 1)                                 526,672        527

 Common stock issued March 15, 1999
 for services valued @ $0.63 per share                     313,942        314

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $0.63 per share                      1,120,000      1,120

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $1.00 per share   700,000   700,000

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $1.00 per share      150,000   150,000

 Stock subscription receivable

 Common  stock issued December
 1999 for cash @ $0.22 per share                           320,000        320

 Common stock issued December 1999
 for management fees @ $0.06 per share                     489,600        489

 Net loss for the year ended
 December 31, 1999

 Balance, December  31, 1999         850,000   850,000   6,403,418      6,403

 Stock issued on January 5, 2000
 to Directors @ $0.06 a share                               72,000         72


Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                          123,000        123

 Stock issued on June 15, 2000
 to Directors @ $0.50 a share                               72,000         72

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC.
 @ $0.96 a share                                         1,463,302      1,463

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $0.96 a share                           36,583         37

 Stock issued on October 1, 2000 to
 Novak Capital @ $0.20 a share                             200,000        200

 Stock issued on December 12, 2000
 to Directors @ $0.24 a share                              288,000        288

 Net loss for the year ended
 December 31, 2000

 Balance, December  31, 2000         850,000   850,000   8,658,303      8,658




                                          Additional        Stock
                                           Paid In        Subscription  Retained
                                           Capital         Receivable   Earnings

Balance, December 31, 1998                  1,015,677       (62,500)     33,140

Recapitalization (Note 1)                      33,396       (20,000)

Common stock issued March 15, 1999
for services valued @ $0.63 per share         196,527

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share            698,880

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share

Stock subscription receivable                  20,000

Common stock issued December
1999 for cash @ $0.22 per share                71,625

Common stock issued December 1999
for management fees @ $0.06 per share          28,886

Net loss for the year ended
December 31, 1999                                                     (712,680)

Balance, December 31, 1999                  2,044,991       (62,500)  (679,540)

Stock issued on January 5, 2000
to Directors @ $0.06 a share                    4,248

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share              17,877

Stock issued on June 15, 2000
to Directors @ $0.50 a share                   35,928

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                             1,399,555

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share               35,083

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                  39,800

Stock issued on December 12, 2000
to Directors @ $0.24 a share                   67,392

Net loss for the year ended
December 31, 2000                                                    (392,811)

Balance, December 31, 2000                  3,644,874     (62,500)  (1,072,352)






                                            Comprehensive
                                               Income              Total
                                               (loss)
Balance, December 31, 1998                                        989,950

Recapitalization (Note 1)                                          13,923

Common stock issued March 15, 1999
for services valued @ $0.63 per share                             196,841

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $0.63 per share                                700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $1.00 per share                                 700,000

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $1.00 per share                                    150,000

Stock subscription receivable                                      20,000

Common stock issued December
1999 for cash @ $0.22 per share                                    71,945

Common stock issued December 1999
for management fees @ $0.06 per share                              29,375

Net loss for the year ended
December 31, 1999                                                (712,680)

Balance, December 31, 1999                          -           2,159,354

Stock issued on January 5, 2000
to Directors @ $0.06 a share                                        4,320

Stock issued on March 1, 2000 for
services rendered @ $0.15 a share                                  18,000

Stock issued on June 15, 2000
to Directors @ $0.50 a share                                       36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $0.96 a share                                                  1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $0.96 a share                                    35,120

Stock issued on October 1, 2000 to
Novak Capital @ $0.20 a share                                       40,000

Stock issued on December 12, 2000
to Directors @ $0.24 a share                                        67,680

Net loss for the year ended
December 31, 2000                                                 (392,811)

Balance, December 31, 2000                          -            3,368,680





                                     Preferred Preferred  Common       Common
                                      Shares     Stock    Shares       Stock



 Balance, December  31, 2000         850,000   850,000   8,658,303      8,658

 Stock issued on January 15, 2001
 for consulting fees @ $0.17 a share                        50,000         50

 Stock issued on January 18, 2001 for
 management fees @ $0.21 a share                           144,762        145

 Stock issued on February 21, 2001
 for consulting fees @ $0.15 a share                        25,100         25

 Stock issued on March 1, 2001  to
 management fees @ $0.17 a share                           700,000        700

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $0.11 per share                         900,000        900

 Stock issued on June 22, 2001
 to Directors @ $0.03 a share                              360,000        360

October 1, 2001 cancellation of
stock subscription                                        (700,000)      (700)

Comprehensive  (loss) December 31, 2001

 Net loss for the year ended
 December 31, 2001

 Balance,  December 31, 2001         850,000   850,000  10,138,165     10,138

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                   (1,463,302)    (1,463)

Comprehensive  (loss) September 30, 2002

 Net loss for the nine months ended
 September 30, 2002

 Balance,  September 30, 2002      $ 850,000 $ 850,000  $8,674,863    $ 8,675










                                           Additional     Stock
                                             Paid In    Subscription   Retained
                                            Capital     Receivable     Earnings



Balance, December 31, 2000                   3,644,874    (62,500)   (1,072,352)

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share              8,450

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                 30,179

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share              3,715

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                118,300    (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share               95,100

Stock issued on June 22, 2001
to Directors @ $0.03 a share                    10,440

October 1, 2001 cancellation of
stock subscription                            (118,300)    119,000

Comprehensive (loss) December 31, 2001

Net loss for the year ended
December 31, 2001                                                        73,228

Balance, December 31, 2001                   3,792,758    (62,500)     (999,124)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share          (27,803)

Comprehensive (loss) September 30, 2002

Net loss for the nine months ended
September 30, 2002                                                   (1,435,991)

Balance, September 30, 2002                $ 3,764,955   $ (62,500) $(2,435,115)









                                              Comprehensive
                                                Income         Total
                                                (Loss)

Balance, December 31, 2000                           -      3,368,680

Stock issued on January 15, 2001
for consulting fees @ $0.17 a share                  -          8,500

Stock issued on January 18, 2001 for
management fees @ $0.21 a share                      -         30,324

Stock issued on February 21, 2001
for consulting fees @ $0.15 a share                  -          3,740

Stock issued on March 1, 2001 to
management fees @ $0.17 a share                      -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $0.11 per share                    -         96,000

Stock issued on June 22, 2001
to Directors @ $0.03 a share                         -         10,800

October 1, 2001 cancellation of
stock subscription                                   -              -

Comprehensive (loss) December 31, 2001        (100,970)      (100,970)

Net loss for the year ended
December 31, 2001                                    -         73,228

Balance, December 31, 2001                    (100,970)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.02 a share                -        (29,266)

Comprehensive (loss) September 30, 2002       (529,069)      (529,069)

Net loss for the nine months ended
September 30, 2002                                   -     (1,435,991)

Balance, September 30, 2002                $  (630,039)   $ 1,495,976












                   TRIAD INDUSTRIES, INC.
           (Formerly RB Capital & Equities, Inc.)
            Consolidated Statements of Cash Flows
         For the Nine and Three Months Ended September 30, 2002 and 2001
                                            Nine Months      Nine Months
                                                Ended           Ended
                                             September 30,   September 30,
                                                 2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations             $    (1,435,991)$      247,955
Depreciation & amortization expense                33,022         61,759
(Increase) decrease in accounts receivable      1,848,238       (335,664)
(Increase) decrease in advances                     5,815         (4,840)
(Increase) decrease in impound account             (2,916)         3,565
(Increase) decrease income tax benefit           (231,980)       127,734
Increase (decrease) in accounts payable           (40,654)        20,694
Increase (decrease) in assets held for sale             -        355,344
Increase (decrease) in security deposits           (3,182)       (36,727)
Increase (decrease) in salaries payable            27,050              -
Increase (decrease) in taxes payable               (3,774)             -
Valuation of marketable securities                 28,944       (170,896)
Purchase of marketable securities                       -         (1,211)
Sale of marketable securities                           -        (52,216)
Loan fees                                           5,932         81,538
Common stock issued for services                        -        268,364
Net cash provided (used) by
operating activities                              230,504        565,399
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in fixed assets               (38,227)     2,207,794
Net cash provided (used) by
investing activities                              (38,227)     2,207,794
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                          (22,718)           882
Change in investment property mortgage                  -         (4,203)
Change in investment in securities
available for sale                                164,335       (393,832)
Change in additional paid-in capital              (27,803)
Change in common stock                             (1,463)      (119,000)
Change in lease payable                                 -           (224)
Change in assets held for sale                    167,514              -
Change in notes and mortgages payable            (459,256)    (2,307,891)
Net cash provided (used) by
financing activities                             (179,391)    (2,824,268)
Net increase (decrease) in cash                    12,886        (51,073)
Cash at beginning of period                        15,643         54,384
Cash at end of period                      $       28,529 $        3,310




Supplemental Cash Flow Disclosures:

Cash paid during year for interest            $    63,060    $   202,290
Schedule of Non-Cash Activities
Loss on sale of Northwest
Medical Clinic, Inc.                          $ 1,542,394     $        -
Common stock issued for services              $    -          $   268,364
Common stock received for services            $   150,000     $   365,916
Common stock retired on the sale
of Northwest Medical Clinic, Inc.             $    29,266     $      -















                                            Three Months    Three Months
                                               Ended            Ended
                                             September 30,  September 30,
                                                  2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations              $     26,182 $     15,979
Depreciation & amortization expense              12,164       12,933
(Increase) decrease in accounts receivable      207,738      (33,006)
(Increase) decrease in advances                   4,800       (3,390)
(Increase) decrease in impound account           (3,343)           -
(Increase) decrease income tax benefit          (67,641)       2,820
Increase (decrease) in accounts payable           3,142       38,703
Increase (decrease) in assets held for sale           -            -
Increase (decrease) in security deposits              -        1,863
Increase (decrease) in salaries payable             900            -
Increase (decrease) in taxes payable                  -       (2,437)
Valuation of marketable securities               69,085      350,473
Purchase of marketable securities                     -            -
Sale of marketable securities                         -            -
Loan fees                                         5,807       (2,500)
Common stock issued for services                      -            -
Net cash provided (used) by
operating activities                            258,834      381,438
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in fixed assets               6,356      (44,409)
Net cash provided (used) by
investing activities                              6,356      (44,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                         (1,289)       3,327
Change in investment property mortgage                -            -
Change in investment in securities
available for sale                                    -     (393,832)
Change in additional paid-in capital                  -            -
Change in common stock                                -            -
Change in lease payable                               -            -
Change in assets held for sale                        -            -
Change in notes and mortgages payable          (249,438)     (30,676)
Net cash provided (used) by
financing activities                           (250,727)    (421,181)
Net increase (decrease) in cash                  14,463      (84,152)
Cash at beginning of period                      14,066       87,462
Cash at end of period                         $  28,529    $   3,310




Supplemental Cash Flow Disclosures:

Cash paid during year for interest            $  14,644    $  31,946
Schedule of Non-Cash Activities
Loss on sale of Northwest
Medical Clinic, Inc.                            $     -      $     -
Common stock issued for services                 $    -       $    -
Common stock received for services               $    -    $  49,500
Common stock retired on the sale
of Northwest Medical Clinic, Inc.                 $   -        $   -











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













                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As of September 30, 2002, the Company has $1,174,913in total current assets compared to total current assets of $3,962,052 as of December 31, 2001. The major factor in the reduction of current assets was the sale of the Northwest Medical Clinic division, which when comparing the current assets Northwest Medical Clinic had $ 1,633,083 in trade receivables as of December 31, 2001. Also contributing to the asset decrease, the Company sold the remaining residential properties it held that were on the balance sheet as of December 31, 2001 in the amount of $716,514. Also contributing to this decrease was a sharp decline in the value of the marketable securities the Company holds. As of September 30, 2002 the Company holds $96,805 in marketable securities compared to $561,159 as of December 31, 2002. As of September 30, 2002 the current assets were comprised of $28,529 in cash, $229,306 in accounts receivable, $96,805 in marketable securities, $13,740 in tax impound accounts, and $806,533 in deferred tax benefits.

     As of September 30, 2002 the Company has $172,370 in total current liabilities compared to $551,109 as of December 31, 2001. Accounts payable decreased $39,651 mostly due to the sale of Northwest Medical Clinic. Loans payable decreased by $199,722 predominately for the same reason. Salaries payable increased by $27,050 because the management of Corporate Capital Formation, Inc. chose to defer part of their salaries while the financial services sector increases sales. Security deposits payable and the current portion of mortgages payable both decreased due to the Company selling the last two of its residential real estate holdings in the first quarter of 2002.


Results of Operations

     For the three months ending September 30, 2002, the Company had income from continuing operations after tax in the amount of $26,182 compared to income from continuing operations after tax in the amount of $15,979 for the same period of 2001. This includes $12,164 in depreciation and amortization expense compared to $12,933 for the same period of 2001. Administrative expenses also decreased $229,806 for the third quarter of 2002 compared to the same period of 2001. This decrease is mostly caused by the sale of the Northwest Medical Clinic. There was a sharp drop in interest expense in the third quarter of 2002. Interest expense dropped from $31,946 for the three months ended September 30, 2001 to $14,644 for the three months ended September 30, 2002. This is due to the Company divesting of all of the residential real properties it held. The Company also had a net loss on the sale of marketable securities of $10,524 for the three months ended September 30, 2002 compared to a net gain of $21,063 for the same period the year before. This can be attributed to the overall performance of the stock market. For the three months ended September 30, 2002 the Company had net income of $26,182.

     The Company had revenues of $138,870 for the three months ended September 30, 2002, compared with $431,114 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries. The sale of the last two residential real estate properties also contributed to the decrease in revenues. The Companys commercial real property is 100% occupied.

     For the nine months ending September 30, 2002, the Company had net income from continuing operations after tax effects in the amount of $106,403, compared to net income from continuing operations after tax effects of $247,955, for the same period of 2001. This includes $9,895 in bad debt expense, compared to $216,159 for the same period of 2001. Bad Debt expense decreased significantly due to the sale of Northwest Medical Clinic, Inc. Administrative expenses also decreased $1,125,145 for the nine months ended September 30, 2002, compared to the same period of 2001.This decrease is also predominately caused by the sale of the Northwest Medical Clinic. Depreciation and Amortization was almost cut in half for the nine months ended September 30, 2002 to $33,022. This is due to the Company divesting of most of its real properties. The Company had a net gain on the sale of disposable assets in the amount of $93,283 for the nine months ended September 30, 2002, compared to a net gain on the sale of disposable assets of $614,372 for the same period of 2001. The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc. For the nine months ended September 30, 2002 the Company had a net loss of $1,435,991.

     The Company had revenues of $511,070 for the nine months ended September 30, 2002, compared to $1,679,410 for the same period last year. The major factor contributing to the sharp decline in revenues is the sale of the Northwest Medical Clinic. The sale of the last two residential real estate properties also contributed to the decrease in revenues. Also, in the opinion of management declining financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries.




     The Company functions in two sectors: financial services and real estate. Nine Months Ending
                   September 30,      September 30,
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



Net Operating Loss

     The Company has accumulated approximately $3,065,154 of net operating loss carryforwards as of September 30, 2002, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. Also, $630,039 of the net operating loss carryforwards was from comprehensive losses.The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2001 in the amount of $574,553 and for the nine months ended September 30, 2002 in the amount of $806,533.



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