Form 10QSB
period 2003-06-30
TRIAD INDUSTRIES INC
filed 2003-08-13
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QA SB

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







                                                         i







                                                 TABLE OF CONTENTS
                                           PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements              1-2

                           Consolidated Balance Sheets  March 31,2003
                              And December 31, 2002                       3-4

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2003 and 2002                 5

                           Consolidated Statements of Stockholders Equity  6-8

                           Consolidated Statements of Cash Flows three months
                                Ended March 31, 2003 and 2002               9

                           Notes to Consolidated Financial Statements   10-20

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                   23-24



                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                25

Item 2.                    Changes in Securities                            25

Item 3.                    Defaults Upon Senior Securities                  25

Item 4.                    Submission of Matter to be a Vote of             25
                               Securities Holders

Item 5.                    Other Information on Form 8-K                    25

Item 6.                    Exhibits and Reports on 8K                       26

                           Signatures                                      S-1






ii






                                          PART 1  FINANCIAL INFORMATION

                                            Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Company as of March 31, 2003, and the related balance sheet of the Company as of December 31, 2002, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2003 and March 31, 2002 and the statement of stockholders equity for the period of December 31, 2000to March 31, 2003 are included in this document.

     Operating results for the quarters ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.







Armando C. Ibarra, C.P.A.
Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD
Public Accountants

Members of the Better Business Bureau since 1997


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025



                           INDEPENDENT AUDITORS REPORT


We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of June 30, 2003, and the related statements of operations, changes in stockholders equity, and cash flows for the six and three months ended June 30, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



__________________________________
ARMANDO C. IBARRA, C.P.A. APC

August 5, 2003
Chula Vista, California






                         TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                 ASSETS
                                       As of      Year Ended
                                     June 30,     December 31,
                                       2003           2002
CURRENT ASSETS
Cash                              $      903   $   19,832
Accounts receivable                   83,279       82,312
Marketable securities                 14,194       57,001
Escrow account - property taxes        7,705       10,102
Total Current Assets                 106,081      169,247
NET PROPERTY & EQUIPMENT           1,053,821    1,074,900
OTHER ASSETS
Investment in securities
available for sale                   175,967      171,389
Net loan fees                          6,750        6,902
Deferred tax benefit                 845,163      834,691
Total Other Assets                 1,027,880    1,012,982
TOTAL ASSETS                      $2,187,782   $2,257,129




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                          As of        Year Ended
                                         June 30,     December 31,
                                           2003             2002
CURRENT LIABILITIES
Accounts payable                       $    37,134    $    25,087
Loans payable                              112,082        105,800
Line of credit                               6,227          7,038
Taxes payable                                6,251          6,251
Security deposits                            6,826          5,087
Trust deeds and mortgages
Short-term portion                         150,910        150,910
Total Current Liabilities                  319,430        300,173
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                          578,401        583,898
Total Long-Term Liabilities                578,401        583,898
TOTAL LIABILITIES                          897,831        884,071
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares issued
and outstanding for
June 30, 2003 and December
31, 2002, respectively)                      7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
532,300 and 504,800 shares
issued and outstanding
as of June 30, 2003 and
December 31, 2002, respectively)
respectively)                                  532            504
Additional paid-in capital               4,621,098      4,615,626
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (818,765)      (794,290)
Retained earnings (deficit)             (2,457,914)    (2,393,782)
Total Stockholders' Equity               1,289,951      1,373,058
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $ 2,187,782    $ 2,257,129



                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
               Consolidated Statements of Operations

                                Six Months  Six Months Three Months Three Months
                                   Ended         Ended          Ended     Ended
                                  June 30,     June 30,       June 30, June 30,
                                    2003         2002           2003     2002
REVENUES
Consulting income            $      85,205 $     305,733     $  47,695 $  36,675
Rental income                       74,319        66,467        36,110    33,918
Total Revenues                     159,524       372,200        83,805    70,593
Costs of revenues                  (31,143)      (29,827)      (27,135) (13,899)
GROSS PROFIT                       128,381       342,373        56,670    56,694
OPERATING COSTS
Bad debt expense                         -         9,895             -     5,895
Depreciation expense                21,579        20,858        11,574    10,429
Administrative expense             147,499       190,689        66,809    90,846
Total Operating Costs              169,078       221,442        78,383   107,170
OPERATING INCOME (LOSS)            (40,697)      120,931       (21,713) (50,476)
OTHER INCOME & (EXPENSES)
Interest income                          3         2,691             2     2,690
Other income                             -         2,885             -     2,860
Other expenses                      (1,250)      (45,073)       (1,250)       -
Net realized gain (loss)
on sale of marketable
securities                          (4,597)      (10,130)        2,435  (14,936)
Net gain (loss) on
disposable assets                        -        93,283             -   (1,725)
Interest expense                   (23,692)      (48,416)       (9,032) (19,410)
Total Other Income &
(Expenses)                         (29,536)       (4,760)       (7,845) (30,521)
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX              (70,233)      116,171       (29,558) (80,997)
INCOME TAX (PROVISION)
BENEFIT                              6,101       (27,748)            -    15,925
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX           $   (64,132)$      88,423 $     (29,558)$ 65,072)
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.                     -    (1,542,394)       -             -
NET INCOME (LOSS)           $    (64,132) $   (1,453,971) $ (29,558) $  (65,072)















BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations     $   (0.12) $         0.20
Earnings (loss) from discontinued operations   $      -   $        (3.54)
BASIC EARNINGS (LOSS) PER SHARE                $   (0.12) $        (3.34)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        528,806          435,204
DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations     $   (0.12) $         0.17
Earnings (loss) from discontinued operations   $      -   $        (2.96)

DILUTED EARNINGS (LOSS) PER SHARE              $   (0.12) $        (2.80)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                         543,806       520,204














BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations     $   (0.06) $          (0.15)
Earnings (loss) from discontinued operations   $        - $            -
BASIC EARNINGS (LOSS) PER SHARE                $   (0.06) $          (0.15)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         532,300           435,613
DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations     $   (0.05) $           (0.12)
Earnings (loss) from discontinued operations   $       -  $            -

DILUTED EARNINGS (LOSS) PER SHARE              $   (0.05) $           (0.12)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                        547,300          520,613




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
              Consolidated Statement of Comprehensive Income (Loss)
                                Six Months  Six Months Three Months Three Months
                                  Ended        Ended         Ended       Ended
                                  June 30,    June 30,       June 30,   June 30,
                                   2003        2002           2003        2002
Net Income (Loss)
Net of Tax                   $    (64,132) $ (1,453,971)    (29,558) $  (65,072)
Other Comprehensive
Income (Loss) :
Unrealized gain (loss)
on securities                      (28,846)    (573,385)         291   (492,940)
Total Other Comprehensive
Income (Loss)                      (28,846)    (573,385)         291   (492,940)
Comprehensive Income (Loss)
Before Income Taxes                (28,846)    (573,385)         291   (492,940)
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)          4,371      194,951            -    167,260
Comprehensive Income (Loss)        (24,475) $  (378,434) $       291  $(325,680)




         TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statement of Stockholders' Equity
       From December 31, 1997 to June 30, 2003

                                   Preferred Preferred    Common     Common
                                     Shares     Stock      Shares     Stock

 Balance, December  31, 2000           42,500     42,500    433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                          2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                              7,238         7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                          1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                             35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                           45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                                18,000        18

October 1, 2001 cancellation of
stock subscription                                          (35,000)      (35)

Comprehensive loss December 31, 2001

Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001           42,500     42,500    507,965       507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                       (73,165)      (73)

 On October 15, 2002 preferred stock
converted to common stock at 1 for 2 (35,000)   (35,000)    70,000        70

 Comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002            7,500      7,500    504,800       504

 Stock issued on January 24, 2003
 for services rendered @ $0.20 a share                       27,500        28

 Comprehensive loss June 30, 2003

 Net loss for the six months ended
 June 30, 2003

 Balance,  June 30, 2003                7,500    $ 7,500    532,300     $ 532







                                        Additional       Stock
                                        Paid in        Subscription    Retained
                                        Capital         Receivable     Earnings

Balance, December 31, 2000                4,460,599        (62,500)  (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share           8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share              30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share           3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share             118,965       (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share            95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                 10,782

October 1, 2001 cancellation of
stock subscription                         (118,965)       119,000

Comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                                        56,249

Balance, December 31, 2001                4,609,889        (62,500)    (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share        (29,193)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2         34,930

Comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                   (1,404,801)

Balance, December 31, 2002                4,615,626       (62,500)  (2,393,782)

Stock issued on January 24, 2003
for services rendered @ $0.20 a share         5,472

Comprehensive loss June 30, 2003

Net loss for the six months ended
June 30, 2003                                                          (64,132)

Balance, June 30, 2003                  $ 4,621,098    $   (62,500) $(2,457,914)








                                        Accumulated other  total
                                        comprehensive
                                            income
                                            (loss)



Balance, December 31, 2000                  (27,122)     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share               -          8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                   -         30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share               -          3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                   -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 -         96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                      -         10,800

October 1, 2001 cancellation of
stock subscription                                -              -

Comprehensive loss December 31, 2001        (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                 -         56,249

Balance, December 31, 2001                 (111,113)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share              -        (29,266)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2              -              -

Comprehensive loss December 31, 2002       (683,177)      (683,177)

Net loss for the year ended
December 31, 2002                                 -     (1,404,801)

Balance, December 31, 2002                 (794,290)     1,373,058

Stock issued on January 24, 2003
for services rendered @ $0.20 a share             -          5,500

Comprehensive loss June 30, 2003            (24,475)       (24,475)

Net loss for the six months ended
June 30, 2003                                     -        (64,132)

Balance, June 30, 2003                  $  (818,765)   $ 1,289,951


















                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
               Consolidated Statements of Cash Flows
                               Six Months   Six Months Three Months Three Months
                                 Ended        Ended       Ended           Ended
                                June 30,    June 30,     June 30,       June 30,
                                 2003        2002          2003            2002
     CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)        $     (64,132)$    (1,453,971)$   (29,558)$   (65,072)
Depreciation expense            21,579        20,858        11,574      10,429
(Increase) decrease in
accounts receivable             (967)       1,640,500        (682)      62,781
(Increase) decrease in
advances                           -         1,015             -           -
(Increase) decrease in
escrow account                   2,397           427          (127)        427
(Increase) decrease in
income tax benefit             (10,472)      167,203             -     183,185
Increase (decrease) in
accounts payable                12,047       (43,796)        9,057      (8,666)
Increase (decrease) in
security deposits                1,739        (3,182)         (561)      1,227
Increase (decrease) in
salaries payable                   -        26,150             -         4,000
Increase (decrease) in
taxes payable                      -        (3,774)            -           -
Unrealized (gain) loss on
valuation of marketable
securities                      13,754      (378,434)        2,818      172,149
Purchase of marketable
securities                          -             -             -      (325,680)
Sale of marketable
securities                          -       (10,130)            -       (14,936)
Common stock issued for
services                         5,500             -             -           -
Net Cash Provided by (Used in)
Operating Activities           (18,555)      (37,134)       (7,479)      19,844
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities available
for sale                          -       164,335             -           (30)
Net sale (purchase) of
fixed assets                    (500)      (45,875)         (500)       22,257
Net Cash Provided by (Used in)
investing Activities            (500)      118,460          (500)       22,227
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of
credit                          (811)      (21,429)         (297)      (21,255)
Change in loan fees              152             -            75             -
Change in loan payable         6,282             -         6,282             -
Change in notes and
mortgages payable             (5,497)     (199,722)       (2,796)      (16,859)
Change in common stock           -          (1,463)            -             -
Change in paid in capital        -         (27,803)            -             -
Change in assets hels
for sale                         -         167,514             -
Net Cash Provided by (Used in)
Financing Activities            126        (82,903)        3,264       (38,114)
Net Increase (Decrease)
in Cash                      (18,929)       (1,577)       (4,715)        3,957
Cash at Beginning of
Period                        19,832        15,643         5,618        10,109
Cash at End of Period     $      903 $      14,066 $         903 $      14,066

Supplemental Cash Flow Disclosures:
Cash paid during year
for interest             $      23,692 $      48,416 $       9,032 $    19,410
Cash paid during year
for taxes                $           - $           - $           - $         -

Schedule of Non-Cash Activities:
Common stock issued for
accrued services         $       5,500 $           - $           - $        -
Common stock received for
services                 $           - $     150,000 $           - $         -
Common stock retired on
the sale of Northwest Medical
Clinic, Inc.                         - $      29,266 $           - $        -
Loss on sale of Northwest
Medical Clinic, Inc.     $           - $    1,542,394 $          - $        -





                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                               As of June 30, 2003


                       371 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc. was originally incorporated for the purpose of buying, selling, and dealing in real property. At a special meeting of the shareholders held June 6, 1990 the Company name was changed to Combined Communication, Corp. On June 7, 1990 the Company completed the merger and became a Nevada Corporation. On October 17, 1997, the Company met to amend the Articles of Incorporation and change the name of the Company to RB Capital & Equities, Inc.
All stock transactions have been retroactively restated to reflect a 20 for one stock split.

On March 15, 1999, at a special meeting of the shareholders, Healthcare Resource Management (HRM) reversed its common stock on a one for ten (1:10) from 262,836 to 26,334 shares outstanding. Also, at the meeting of shareholders, HRM ratified a plan of reorganization whereby HRM would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 23,408 shares of HRM post split common stock and 35,000 shares of $1.00 preferred stock. The only significant shareholder was American Health Systems, Inc. who owned 18,667 of common shares before the merger and 56,000 of common stock after the merger. The 35,000 shares of preferred stock were issued to American Health Systems, Inc. for the note payable and the 99% interest RB Capital had acquired in Miramar Road Associates. 56,000 shares of common stock of the 253,408 shares issued to RB Capital & Equities, Inc. went to American Health Systems, Inc. in exchange for the 18,667 originally received from RB Capital & Equities, Inc. as consideration for 100% of Gam Properties. This 56,000 represents a 3 for 1 forward split of the 18,667 shares of RB Capital & Equities common stock. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital & Equities, Inc. controlled HRM after the acquisition. Therefore, RB Capital &
Equities, Inc. was treated as the acquiring entity for accounting purposes and HRM was the surviving entity for legal purposes.

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




NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On June 6, 2001 the Company issued 45,000 shares where by Triad Industries would acquire 100% of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16
(APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation.

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


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The Company has elected a December 31, -year end.

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




NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at June 30, 2003 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of the mortgage payable in accordance with paragraph 11, 12, and 13 of SFAS 107.

i.  Investments in Securities

The Companys marketable securities and investments in securities available for sale are classified as available for sale securities in the accordance with SFAS
115. They are classified as available for sale due to the fact that they are not bought or held principally for the purpose of selling them in the near term, they are not actively and frequently bought and sold, nor are they generally used with the objective of generating profits on short-term differences in price. Unrealized gains on available for sale securities are being classified under the requirements of SFAS No. 130. Under such statement, the Companys securities are required to be reflected at fair market value. Changes in the fair value of investments or valuation of securities are reflected in the statement of comprehensive income or (loss) in accordance with SFAS 130.

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

k.  Line of Credit

As of June 30, 2003 there is an outstanding balance of $6,227. The Company does not have access to the revolving line of credit, but the account will remain open until the balance is paid in full.




NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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









NOTE 3.  MORTGAGE PAYABLE

                        Interest Rate          Debt         Maturity Date



       350 W. 9th Avenue     7.820 %        $ 729,311     12/08/26

                                                         $ 729,311

The office building collateralize the above loans. The loan agreement provides for monthly payments of interest and principle. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California. The Company incurred loan fees of $7,490 that are being amortized over the length of the loan. Amortization expense for the six months was $152.

The total debt of $729,311 was recorded as follows: current portion (less than one year) of $150,910 and long-term portion (more than one year) of $578,401.
On January 31, 2002 the Company sold the Balboa property for $391,500. The total cost of the asset sold was $386,350 leaving a net gain of $5,150. On March 31, 2002 the Company also sold the Grand property for $350,000. The total cost of the asset sold was $261,867 leaving a net gain of $88,133.


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


                                  June 30,      December 31,
                                   2003             2002

                       -----------------------------------
Land                            $   300,000    $   300,000
Buildings
                                    770,000        770,000
Equipment                             1,900          1,900
Computer                             20,438         20,438
Furniture                            16,688         16,188
Tenant Improvements                  34,597         34,597
                       -----------------------------------
                       -----------------------------------
                                $ 1,143,623    $ 1,143,123
Less Accumulated Depreciation       (89,802)       (68,223)
                       -----------------------------------
Net Property and Equipment      $ 1,053,821    $ 1,074,900
                       ===================================



NOTE 5. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

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

                                        June 30,             June 30,
                                          2003                 2002

Net income (loss) from
operations                      $           (64,132)$        88,423
Net income (loss) from
discontinued operations                        0          1,542,394


Basic Income (Loss) Per Share
From continuing operations      $                     $           0.20
                                                                 (0.12)
From discontinued operations                   0.00              (3.54)
                              ------------------------------------------
Basic income / (loss)
per share - combined            $                     $          (3.34)
                                                                 (0.12)
                              ==========================================
                              ==========================================

Weighed average number of
shares outstanding                          528,806         435,204
                              ==========================================


                                     June 30,             June 30,
                                       2003                 2002


Net income (loss) from
operations                    $         (64,132) $        88,423
Net income (loss) from
discontinued operations                                1,542,394
                                                               0

Diluted Income (Loss) Per Share
From continuing operations        $          (0.12)$           0.17
From discontinued operations                  0.00            (2.96)
                          ------------------------------------------
Diluted income / (loss)
per share - combined              $          (0.12)$          (2.80)
                          ==========================================
                          ==========================================

Diluted weighed average number
of shares outstanding                   543,806          520,204
                          ==========================================

As of June 30, 2003 there have not been any preferred dividends issued that would reduce earning available to common shareholders.






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

At June 30, 2003 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:


                                          June 30, 2003


Beg. Retained Earnings                       $(3,188,072)
Net Income (Loss) for Period ended 6/30/03       (88,607)
                              --------------------------
                              --------------------------
Ending Retained Earnings                     $(3,276,679)
                              ==========================
                              ==========================

Gross income tax benefit                     $ 1,114,071
Valuation allowance                             (258,908)
                              --------------------------
                              --------------------------
Net income tax benefit                       $   845,163
                              ==========================


Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The Company has recorded a tax benefit under other assets on their balance sheet because there is positive evidence that the Companys operating segments will be profitable. Net operating losses expires twenty years from the date the loss was incurred. Retained earning balance includes accumulated comprehensive income (loss). There was an increase in income tax benefit of $10,472 for the six months ended June 30, 2003.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.








NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                      Accumulated comprehensive
                         Unrealized gain (loss) on           income (loss)
                                   securities

Beg. Balance     01/01/2003      $    (0)       $(794,290)

2nd. quarter 2003 income (loss)     (24,475)     (24,475)
                                    ---------------------------------------
                                    ---------------------------------------
Ending Balance 06/30/2003         $ (24,475)   $(818,765)
                                    =======================================


Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.


NOTE 8.  MARKETABLE SECURITIES

At June 30, 2003, the Company held available for sale securities of the following companies:

                  Trading  Trading  Number of    Mkt. Price         FMV
                  Symbol    Market   Shares    At Period End    At Period End

Atlantic Syndication   asni   otc       11,000       0.05      550
Diversified Thermal    dvts   otc        7,500       0.25    1,875
Komodo, Inc.           kmdo   otc          668       0.19      127
Merchantpark Comm      mpkc   pink     413,500       0.00      413
Nicholas Inv.          nivi   otc    1,939,853       0.00    9,849
Millenium Plastics     mpco   pink      30,000       0.00       30
Global Energy, Inc.    geng   otc        5,000       0.27    1,350

------------------------------------------------------------------
            Total                                       $  14,194
===================================================================
The Company is in accordance with SFAS 130 when reporting the unrealized gains or losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of June 30, 2003 in accordance with SFAS 115.






NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At June 30, 2003, the Company held investments in the following companies:

                                      Number of    Value Price        FMV
                                       Shares     At Period End   At Period End

Advanced Interactive Inc.                  5,125       0.97    4,972
American Eagle Financial                  55,000       0.10    5,500
Atlantic & Pacific Guarantee           1,000,000       0.01   18,000
Beach Brew Beverage Company              625,000       0.02   17,500
Blue Gold                                125,000       0.01      125
Carrara                                  325,000       0.00      371
Escondido Capital                        629,810       0.06   41,041
Heritage National Corporation                  0       0.00   25,000
International Sports Marketing, Inc.     100,000       0.01    1,000
Love Calendar (Nevada)                   100,000       0.01    1,000
Love Calendar (Utah)                      25,000       1.00   25,000
Love Concepts                            100,000       0.01    1,000
Noble Onie                                25,000       0.10    2,500
Oasis Information Systems                763,117       0.01    4,578
Quantum Companies                      1,110,000       0.00    8,880
Resume Junction                           20,000       0.10    2,000
Spa International                        245,146       0.00        0
Sterling Electronic Commerce             300,000       0.05   15,000
The Shops Network                          5,000       0.10      500
Thunder Mountain                         100,000       0.01    1,000
Trans Pacific Group                      100,000       0.01    1,000

                    Total                             $        175,967

     The Company owns less than 5% in each of these companies with the exception of Quantum Companies. Quantum Companies is recorded on the equity method. The companies are nonmarketable equities and are recorded at cost. Unrealized holding gains and loss will be in accordance with paragraph 26 of SFAS 130 when and if the Companies begin trading. In 1999, the Company returned 50,000 shares of $5.00 preferred stock of American Health Systems that was earned in 1998 because the business plan was not approved by the state of California. This was considered a disposition of stock. Heritage National Corporation is a privately owned Company. All unrealizaed gains and losses will be recorded in the statement of comprehensive income (loss).



NOTE 10.  OPERATING SEGMENTS

6 Mon. Ended June 30, 2003       Triad        RB Capital &    Corporate Capital
                              Industries, Inc. Equities, Inc.  Formation, Inc.

Total Revenue                     $ 76,119    $ 77,855    $  5,550
Costs of Revenues                  (24,000)     (3,135)
                                                            (4,008)

Gross Profit                        72,111      53,855       2,415
Total Operating Costs              (95,582)    (65,004)     (8,492)

Operating income (loss)            (23,471)    (11,149)     (6,077)

Total other income & (expenses)    (23,611)     (5,928)          3

Income (loss) before income tax
and extraordinary items           $(47,082)   $(17,077)   $ (6,074)

                                Triad        RB Capital &    Corporate Capital
                            Industries, Inc. Equities, Inc.  Formation, Inc.

Total Revenue                     $ 32,718    $ 48,759    $ 11,616
Costs of Revenues                       (0)     (1,899)
                                                           (12,000)

Gross Profit                        36,759       9,717
                                                            32,718
Total Operating Costs              (62,016)    (17,030)
                                                           (56,071)

Operating income (loss)            (29,298)    (19,312)     (7,313)

Total other income & (expenses)    (17,941)      2,625
                                                           (15,602)

Income (loss) before income tax
and extraordinary items           $(47,239)   $(34,914)   $ (4,688)


In accordance with FASB 131 paragraph 18 the Company is reporting the information of their operating segments that meet the quantitative thresholds.








NOTE 11.  ACQUISITIONS

All stock transactions have been retroactively restated to reflect a 20 for one stock split.

Triad Industries acquired Gam Properties and Miramar Road Associates, LLC on February 26, 1999. Both acquisitions were recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Gam Properties Inc. is in the residential rental business. Triad Industries issued 56,000 shares of common stock, the stocks trading value was $12.50 per share in the acquisition of Gam Properties. Gam Properties was valued at $700,000. Miramar Road Associates, LLC. is in the commercial rental business. Triad Industries issued 35,000 shares of $20.00 preferred stock in the acquisition of Miramar Road Associates. Therefore, the interest in Miramar Road Associates, LLC. was valued at $700,000. In September 2000, the Company absorbed a contingent liability on behalf of the old owner of Miramar for the remaining 1%. All shares issued for the acquisition of Gam Properties and Miramar Road Associates were valued at whatever was given up or received whichever is more readily determinable.

On March 15, 1999 Triad Industries acquired HRM for 26,334 shares of common stock in conjunction with a recapitalization of the Company. HRM is in the business of healthcare management.

On May 27, 2001, Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and that from Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 45,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc. All shares issued for the acquisition of Corporate Capital Formation, Inc. was valued at market price.

The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition. There were no acquisitions that affected the two periods ended June 30, 2003 and 2002.


NOTE 12.  STOCK TRANSACTIONS

All stock transactions have been retroactively restated to reflect a 20 for one stock split.







NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

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

On January 15, 2001 the Company issued 2,500 shares of common stock for consulting fees valued at $3.40 per share.

On January 18, 2001 the Company issued 7,238 shares of common stock for management fees valued at $4.19 per share.

On February 21, 2001 the Company issued 1,255 shares of common stock to its president for services rendered valued at $2.98 per share.

On March 1, 2001 the Company issued 35,000 shares of common stock under the employee stock option plan valued at $3.40 per share.

On June 6, 2001 the Company issued 45,000 shares of common stock for the purchase of Corporate Capital Formation Inc. valued at $2.13 per share.

On June 22, 2001 the Company issued 18,000 shares of common stock to Directors for services rendered valued at $0.60 per share.

On October 1, 2001 the Company rescinded the March 1, 2001 issuance of 35,000 shares of common stock.

On January 1, 2002 the Company cancelled the stock issuance of 73,165 shares of common stock issued in the purchase of Northwest Medical Clinic, Inc.

On October 15, 2002 the Company converted 35,000 of its preferred stock to 70,000 shares of common stock.

On January 24, 2003 the Company issued 27,500 shares of common stock to Directors and officers for accrued services valued at $ 0.01 per share.

On February 28, 2003 the Company completed a 1:20 stock split.

As of June 30, 2003 the Company had 532,300 shares of common stock issued and outstanding.


NOTE 13.  STOCKHOLDERS EQUITY

All stock transactions have been retroactively restated to reflect a 20 for one stock split.

The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2003.

(A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 7,500 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 532,300 shares issued and outstanding as of June 30, 2003.

The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of June 30, 2003.

The preferred stock is (1) non-voting; (2) convertible at the second anniversary from issuance on a two for on (2:1) basis to common stock; (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.


NOTE 14.  ISSUANCE OF SHARES FOR SERVICES STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.

As of June 30, 2003 there were no stock options issued or outstanding.


NOTE 15.  SUBSEQUENT EVENT
     On July 31, 2003 the Company closed escrow on the sale of their commercial property. The final sales price on the commercial property was $1,680,000 dollars with the Company netting $835,000.













                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All share issuances, including share issuance and share issue prices have been retroactively restated to reflect a reverse stock split of twenty to one.

Liquidity and Capital Resources

As of March 31, 2003, the Company has $117,092 in total current assets compared to total current assets of $169,247 as of December 31, 2002. The major factor in the reduction of current assets was the further reduction in market value of the Companys marketable security holdings. The value of the marketable securities held by the Company decreased by $35,702 in the first three months of 2003.

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





The Company functions in two sectors: financial services and real estate.
                 Revenues by sector for the three months ending
                             March 31,   March 31,
                             2002        2002

Financial Services Revenue    37,510   269,058
Real Estate Revenue           38,209    32,549

Total Revenue                 75,719   301,607

For the three months ended March 31, 2003 the financial services sector (RB Capital and Corporate Capital Formation) had a net operating loss of $13,427 compared to an operating gain of $162,759 for the same period the year before. General and Administrative costs were off sharply due to further downsizing of the sector during difficult financial times. Although financial consulting income decreased $231,548, when you compare the first quarter of 2003 to the same period of 2002, it should be noted that included in revenue in the 2002 quarter was $150,000 in stock based compensation, whereas none was recorded in 2003.
For the three months ended March 31, 2003 the real estate sector had a net operating loss of $5,557 compares to an operating gain of $18,653 for the same period of 2002. Rental income increased approximately 17% when compared to the same period the year before. Contributing to this increase was full occupancy in the building and yearly rental rate increases to existing tenants.

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















                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

On January 24, 2002, the Company issued 27,500 shares of common stock to its officers and directors for services that were accrued on the Companys financial statements as of December 31, 2002. Each of the three directors received 2,500 shares of common stock at $.20 per share or directors fees of $500. Each of the two officers received 10,000 common shares at $.20 per share or officers fees of $2000. Total consideration was $5,500. The common stock was issued under section 4(2) of the 1933 Securities Act and bears a restrictive legend.

On February 28, 2003 the Company reversed their common stock on a twenty for one basis. All share issuance mentioned above have been retroactively restated to reflect the reverse split.

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

(1) I have reviewed this annual report on Form 10-Q of Triad Industries, Inc;

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

                                                         /s/ Linda Bryson
Date: May 15, 2003                                          ------------------
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


Date: May 15, 2003                              By: /s/ Linda Bryson
                                                    ------------------
                                                        Linda Bryson
                                                        President






























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