Form 10QSB/A
period 2003-06-30
TRIAD INDUSTRIES INC
filed 2003-08-13
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB/A

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2003
                                       or

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

              350 W. Ninth Street, Suite #204, Escondido, CA 92025
                     (Address of principal executive office)

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

                  Class                       Outstanding as of   June 30, 2003
         Common Stock, $0.001                               532,300


                                                                   i







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                               Page

Item 1.                                Consolidated Financial Statements 1-2

                           Consolidated Balance Sheets - June 30, 2003
                              And December 31, 2002                    3-4

                           Consolidated Statements of Operations - six months
                              Ended June 30, 2003 and June 30, 2002      5

                           Consolidated Statements of Stockholders Equity 6-8

                           Consolidated Statements of Cash Flows - six months
                                Ended June 30, 2003 and June 30, 2002      9

                           Notes to Consolidated Financial Statements    10-20

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                    23-24



                                                      PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                          25

Item 2.                    Changes in Securities                    25

Item 3.                    Defaults Upon Senior Securities         25

Item 4.                    Submission of Matter to be a Vote of      25
                               Securities Holders

Item 5.                    Other Information on Form 8-K           25

Item 6.                    Exhibits and Reports on 8K                   26

                           Signatures                               S-1









                                          PART 1  FINANCIAL INFORMATION

                                            Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited balance sheet of the Company as of June 30, 2003, and the related balance sheet of the Company as of December 31, 2002, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2003 and June 30, 2002 and the statement of stockholders equity for the period of December 31, 2000 to June 30, 2003 are included in this document. Operating results for the quarters ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.








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




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

As of June 30, 2003 the Company has $106,081in total current assets compared to total current assets of $169,247 as of December 31, 2002. The major factor in the reduction of current assets was a $18,929 decrease in cash and a $42,807 decrease in marketable securities. As of June 30, 2003 the current assets were comprised of $903 in cash, $83,279 in accounts receivable, $14,194 in marketable securities and $7,705 in tax impound accounts. As of June 30, 2003 the Company has $319,430 in total current liabilities compared to $300,173 as of December 31, 2002. Accounts payable increased $12,047 and loans payable increased by $6,282 accounting for most of this increase. Management realizes that liquidity is impaired. Therefore, the Company listed its commercial property for sale in February. The Company received an offer on the property on May 8, 2003, which it has accepted. The property is in a forty - five day escrow that is
#01302625-103-EC2, which is expected to close on or about June 23, 2003. It should be noted that the propertys final sale price was $1,680,000 and that the sale closed on July 31, 2003. The Company netted approximately $835,000 from the sale of the property. The Company will use the cash proceeds to possibly purchase another piece of real estate. No specific terms or parameters have been set on any new real estate holdings, nor has any property been identified. The Company will also use the proceeds to sustain their financial services division during the difficult financial market.


Results of Operations

     For the three months ending June 30, 2003 the Company had a net loss from continuing operations in the amount of ($29,558) compared to a net loss of ($65,072) for the same period of 2002. This includes a $5,895 decrease in bad debt expense. Depreciation and amortization was comparable to the same period the year before. Administrative expenses decreased $24,037 for the second quarter of 2003 compared to the same period of 2002. This decrease is predominately caused by the Company downsizing in tough economic conditions. Interest expense decreased approximately $10,300 due to the Company divesting of its real estate holdings. The Company had a net gain on the sale of marketable securities in the amount of $2,435 for the three months ended June 30, 2003, this compares to a net loss on the sale of marketable securities of ($14,936) for the same period of 2002. The Company had revenues of $83,805 for the three months ended June 30, 2003 compared with $70,593 for the same period last year. Rental revenue was up $2,192 due to rent increases in the commercial property. Management has attributed the $11,020 increase in the financial services sector to the overall stabilizing financial markets. Also, in the opinion of management stabilizing financial markets should help increase the revenues of the Company's two financial services subsidiaries. For the six months ending June 30, 2003 the Company had a net loss from continuing operations after tax effects in the amount of ($64,132) compared to net income of $88,243 for the same period of 2002. This includes $21,579 in depreciation and amortization expense compared to $20,858 for the same period of 2002. Administrative expenses also decreased $43,190 for the six months ended June 30, 2003 compared to the same period of 2002. This decrease is predominately caused by the downsizing of the Company during difficult financial times. The Company did not have a gain on the sale of disposable assets for the six months ended June 30, 2003 compared to a gain on the sale of disposable assets in the amount of $93,283 for the six months ended June 30, 2002. Bad debt expense also decreased $9,895 when you compare the first six months of 2003 to the same period the year before. The Company had revenues of $159,524 for the six months ended June 30, 2003 compared with $372,200 for the same period last year. The major factor contributing to the sharp decline in revenues is the performance of the financial services sector. The largest factor regarding the decreased revenues when comparing the first six months of 2003 to the same period of 2002 is that in 2002 the Company recognized $150,000 in consulting revenue that was from common stock received for services. In 2003 the Company has not received any stock for services.

    The Company functions in two sectors: financial services and real estate.
                                                         Six Months Ending
                                                     June 30,          June 30,
                                                      2003               2002

Financial Services                                   $ 85,205           $305,733
Real Estate                                            74,319             66,467

Total                                                $159,524           $372,200

Discontinued Operations

The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc. The Company retired the stock it had issued as consideration for the acquisition of the medical clinic. Due to a sharp decline in the share price of the Companys stock there was a large loss on the sale.

Net Operating Loss

The Company has accumulated approximately $3,276,679 of net operating loss carryforwards and other comprehensive losses as of June 30, 2003, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2023. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2002 in the amount of $834,691 and for the six months ended June 30, 2003 in the amount of $845,163. Management believes that the Company would have to increase profits by approximately $300,000 per year to realize the benefit in its entirety.

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

                          ITEM 2. CHANGES IN SECURITIES
         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES
         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.
                            ITEM 5. OTHER INFORMATION
         None.
                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       99.1 & 99.2
b.       Reports on Form 8K TRACEY PUT 8K ON BUILDING HERE
                  None.
         b. Form 10KSB filed through incorporstion by reference on March 29, 2001.



































                                                              SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         TRIAD INDUSTRIES, INC.


Dated: August 14, 2003

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

                                                         /s/ Linda Bryson
Date: August 14, 2003                                    --------------------
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

Date: August 14, 2003                              /s/ Michael Kelleher
                                                      -----------------
                                                       Michael Kelleher
                                                       Chief Financial Officer







































EXHIBIT 99.1

                  SECTION 906 CERTIFICATION OF LINDA BRYSON


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Annual Report of Triad Industries,
Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Bryson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 14, 2003                              By: /s/ Linda Bryson
                                                      -------------------
                                                           Linda Bryson
                                                           President






























  EXHIBIT 99.2

                   SECTION 906 CERTIFICATION OF MICHAEL KELLEHER


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Annual Report of Triad Industries,
Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Kelleher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003                   By /s/ Michael Kelleher
                                           -----------------
                                               Michael Kelleher
                                               Chief Financial Officer