Form 10QSB/A
period 2003-03-31
TRIAD INDUSTRIES INC
filed 2003-08-14
CIK 1092105

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



                                        1


Armando C. Ibarra,
C.P.A.
Armando Ibarra,Jr.,
C.P.A.


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



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

May 15, 2003
Chula Vista, California

                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                ASSETS
                                                 As of     Year Ended
                                               March 31,    December 31,
                                                   2003        2002
CURRENT ASSETS
Cash                                          $    5,618   $   19,832
Accounts receivable                               82,597       82,312
Marketable securities                             21,299       57,001
Escrow account - property taxes                    7,578       10,102
Total Current Assets                             117,092      169,247
NET PROPERTY & EQUIPMENT                       1,064,895    1,074,900
OTHER ASSETS
Investment in securities available for sale      171,389      171,389
Net loan fees                                      6,825        6,902
Deferred tax benefit                             845,163      834,691
Total Other Assets                             1,023,377    1,012,982
TOTAL ASSETS                                  $2,205,364   $2,257,129


                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                       Consolidated Balance Sheets
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                            As of      Year Ended
                                           March 31,   December 31,
                                             2003         2002
       CURRENT LIABILITIES
Accounts payable                       $    28,077    $    25,087
Loans payable                              105,800        105,800
Line of credit                               6,524          7,038
Taxes payable                                6,251          6,251
Security deposits                            7,387          5,087
Trust deeds and mortgages
Short-term portion                         150,910        150,910
Total Current Liabilities                  304,949        300,173
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                          581,197        583,898
Total Long-Term Liabilities                581,197        583,898
TOTAL LIABILITIES                          886,146        884,071
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value,
10,000,000 shares
authorized 7,500 shares issued
and outstanding as of
March 31, 2003 and December
31, 2002, respectively)                      7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares
authorized 532,300 and
504,800 shares issued and
outstanding as of March 31, 2003
and December 31, 2002)                         532            504
Additional paid-in capital               4,621,098      4,615,626
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (819,056)      (794,290)
Retained earnings (deficit)             (2,428,356)    (2,393,782)
Total Stockholders' Equity               1,319,218      1,373,058
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $ 2,205,364    $ 2,257,129



                              TRIAD INDUSTRIES, INC.
                      (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
                                                     Three Months   Three Months
                                                          Ended         Ended
                                                         March 31,    March 31,
                                                          2003            2002
REVENUES
Consulting income                                     $    37,510    $   269,058
Rental income                                              38,209         32,549
Total Revenues                                             75,719        301,607
Costs of revenues                                         (17,188)      (15,928)
GROSS PROFIT                                               58,531        285,679
OPERATING COSTS
Bad debt expense                                                -          4,000
Depreciation expense                                       10,005         10,429
Administrative expenses                                    67,510         99,843
Total Operating Costs                                      77,515        114,272
OPERATING INCOME (LOSS)                                   (18,984)       171,407
OTHER INCOME & (EXPENSES)
Interest income                                                 1              -
Other income                                                    -            424
Other expenses                                                  -       (45,073)
Net realized gain (loss) on
sale of marketable securities                              (7,032)         4,806
Net gain (loss) on disposable assets                            -         95,008
Interest expense                                          (14,660)      (29,006)
Total Other Income & (Expenses)                           (21,691)        26,159
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX       (40,675)       197,566
INCOME TAX (PROVISION) BENEFIT                              6,101       (60,301)
INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAX $ (34,574) $ 137,265 DISCONTINUED OPERATIONS
Loss on sale of Northwest Medical Clinic, Inc.                  -    (1,542,394)
NET INCOME (LOSS)                                     $   (34,574)  $(1,405,129)
BASIC INCOME (LOSS) PER SHARE
Income (loss) from continuing operations              $     (0.07)   $      0.32
Income (loss) from discontinued operations       $              -    $    (3.54)
BASIC INCOME (LOSS) PER SHARE                         $     (0.07)   $    (3.23)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 525,272        435,619
DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations              $     (0.06)   $      0.26
Income (loss) from discontinued operations            $         -    $    (2.97)
DILUTED INCOME (LOSS) PER SHARE                       $     (0.06)   $    (2.70)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                                 540,272        519,800




                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Comprehensive Income (Loss)
                                                  Three Months      Three Months
                                                       Ended           Ended
                                                     March 31,        March 31,
                                                       2003           2002
Net Income (Loss) - Net of Tax                    $   (34,574)   $(1,405,129)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                  (29,137)      (141,491)
Total Other Comprehensive Income (Loss)               (29,137)      (141,491)
Comprehensive Income (Loss) Before Income Taxes       (29,137)      (141,491)
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)         4,371         48,781
Comprehensive Income (Loss)                       $   (24,766)   $   (92,710)



          TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity
             From December 31, 1997 to March 31, 2003

                                    Preferred Preferred    Common     Common
                                     Shares     Stock      Shares     Stock

 Balance, December  31, 2000           42,500     42,500    433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                          2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                              7,238         7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                          1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                             35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                           45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                                18,000        18

October 1, 2001 cancellation of
stock subscription                                          (35,000)      (35)

Comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001           42,500     42,500    507,965       507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                       (73,165)      (73)

 On October 15, 2002 preferred stock
 converted to common stock at 1 for 2 (35,000)   (35,000)    70,000        70

 Comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002            7,500      7,500    504,800       504

 Stock issued on January 24, 2003
 for services rendered @ $0.20 a share                       27,500        28

 Comprehensive loss March 31, 2003

 Net loss for the three months ended
 March 31, 2003

 Balance,  March 31, 2003               7,500    $ 7,500    532,300     $ 532














                                        Additional        Stock
                                           Paid-in       Subscription  Retained
                                           Capital       Receivable    Earnings

Balance, December 31, 2000                4,460,599        (62,500)  (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share           8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share              30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share           3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share             118,965       (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share            95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                 10,782

October 1, 2001 cancellation of
stock subscription                         (118,965)       119,000

Comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                                        56,249

Balance, December 31, 2001                4,609,889    (62,500)        (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share        (29,193)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2         34,930

Comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                    (1,404,801)

Balance, December 31, 2002                4,615,626        (62,500)  (2,393,782)

Stock issued on January 24, 2003
for services rendered @ $0.20 a share         5,472

Comprehensive loss March 31, 2003

Net loss for the three months ended
March 31, 2003                                                          (34,574)

Balance, March 31, 2003                 $ 4,621,098   $ (62,500)    $(2,428,356)



                                               Accumulated other
                                               Comprehensive
                                                 Income             Total
                                                 (loss)

Balance, December 31, 2000                          (27,122)     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                                  8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                                      30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                                   3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                                        -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                                    96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                         10,800

October 1, 2001 cancellation of
stock subscription                                                      -

Comprehensive loss December 31, 2001                (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                                    56,249

Balance, December 31, 2001                         (111,113)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                               (29,266)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2 (35,000)                             -

Comprehensive loss December 31, 2002               (683,177)      (683,177)

Net loss for the year ended
December 31, 2002                                                (1,404,801)

Balance, December 31, 2002                         (794,290)     1,373,058

Stock issued on January 24, 2003
for services rendered @ $0.20 a share                                5,500

Comprehensive loss March 31, 2003                   (24,766)       (24,766)

Net loss for the three months ended
March 31, 2003                                                     (34,574)

Balance, March 31, 2003                         $  (819,056)   $ 1,319,218



                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
                   Consolidated Statements of Cash Flows
                                                Three Months    Three Months
                                                  Ended            Ended
                                                March 31,         March 31,
                                                  2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           $   (34,574)   $(1,497,839)
Depreciation expense                             10,005         10,429
(Increase) decrease in
accounts receivable                                (285)     1,577,719
(Increase) decrease in
advances                                              -          1,015
(Increase) decrease in
escrow account                                    2,524              -
(Increase) decrease in
income tax benefit                              (10,472)        11,520
Increase (decrease) in
accounts payable                                  2,990        (35,130)
Increase (decrease) in
security deposits                                 2,300         (4,409)
Increase (decrease) in
salaries payable                                      -         22,150
Increase (decrease) in
taxes payable                                         -         (3,774)
Unrealized (gain) loss on
valuation of marketable securities               10,936       (135,900)
Common stock issued for services                  5,500              -
Net Cash Provided by (Used in)
Operating Activities                            (11,076)       (54,219)
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities available for sale             -        164,365
Net sale (purchase) of fixed assets                   -        655,719
Net Cash Provided by (Used in)
Investing Activities                                  -        820,084
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                           (514)          (174)
Change in loan fees                                  77              -
Change in loan payable                                -       (192,959)
Change in notes and
mortgages payable                                (2,701)      (549,000)
Change in common stock                                -         (1,463)
Change in paid in capital                             -        (27,803)
Net Cash Provided by (Used in)
Financing Activities                             (3,138)      (771,399)
Net Increase (Decrease) in Cash                 (14,214)        (5,534)
Cash at Beginning of Period                      19,832         15,643
Cash at End of Period                       $     5,618    $    10,109
Supplemental Cash Flow Disclosures:
Cash paid during year for interest          $    14,660    $    29,006
Cash paid during year for taxes             $              $         -
Schedule of Non-Cash Activities:
Common stock issued for accrued services    $     5,500    $         -
Common stock received for services          $        -     $   150,000
Common stock retired on the
sale of Northwest Medical Clinic, Inc.      $        -     $    29,266
Loss on sale of Northwest
Medical Clinic, Inc.                        $        -     $ 1,542,394







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







NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.  Concentration of Credit Risk

     The Companys maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at March 31, 2003 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of the mortgage payable in accordance with paragraph 11, 12, and 13 of SFAS 107.

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










NOTE 3.  MORTGAGE PAYABLE

                       Interest Rate          Debt              Maturity Date

       350 W. 9th Avenue        7.820 %          $ 732,107          12/08/26

                                                                    $ 732,107


     The office building collateralize the above loans. The loan agreement provides for monthly payments of interest and principle. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California. The Company incurred loan fees of $7,490 that are being amortized over the length of the loan. Amortization expense for the three months was $76.

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
                                    March 31,   December 31,
                                       2003           2002
                       -----------------------------------
                       -----------------------------------
Land                            $   300,000    $   300,000
Buildings
                                    770,000        770,000
Equipment                             1,900          1,900
Computer                             20,438         20,438
Furniture                            16,188         16,188
Tenant Improvements                  33,043         34,597
                       -----------------------------------
                       -----------------------------------
                                $ 1,143,123    $ 1,143,123
Less Accumulated Depreciation       (78,228)       (68,223)
                       -----------------------------------
Net Property and Equipment      $ 1,064,895    $ 1,074,900
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
                                          March 31,           March 31,
                                               2003              2002


Net income (loss) from operations   $          (34,574) $      137,265
Net income (loss) from
discontinued operations                           0          1,542,394


Basic Income (Loss) Per Share
From continuing operations          $                    $           0.32
                                                                    (0.07)
From discontinued operations                     (0.00)             (3.54)
                                  ----------------------------------------
Basic income / (loss) per share
combined                            $                    $          (3.23)
                                                                    (0.07)
                                  ========================================
                                  ========================================

Weighed average number of
shares outstanding                             525,272         435,619
                                  ========================================


                                                     March 31,         March 31,
                                                       2003              2002

Net income (loss) from operations                      $   (34,574)  $  137,265
Net income (loss) from discontinued operations            0           1,542,394


Diluted Income (Loss) Per Share
From continuing operations                             $             $     0.26
                                                                          (0.06)
From discontinued operations                                              (2.97)
                                                                           0.00
                                                     --------------------------
Diluted income / (loss) per share - combined
                                                             (0.06)       (2.70)
                                                     =================
                                                     ==========================

Diluted weighed average number of shares outstanding       540,272      519,800
                                                     =========================

     As of March 31, 2003 there have not been any preferred dividends issued that would reduce earning available to common shareholders.








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
                                             March 31, 2003


Beg. Retained Earnings                       $(3,188,072)
Net Income (Loss) for Period ended 3/31/03       (59,340)
                              --------------------------
                              --------------------------
Ending Retained Earnings                     $(3,247,412)
                              ==========================
                              ==========================

Gross income tax benefit                     $ 1,104,120
Valuation allowance                             (258,957)
                              --------------------------
                              --------------------------
Net income tax benefit                       $   845,163
                              ==========================

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The Company has recorded a tax benefit under other assets on their balance sheet because there is positive evidence that the Companys operating segments will be profitable. Net operating losses expires twenty years from the date the loss was incurred. Retained earning balance includes accumulated comprehensive income (loss). There was an increase in income tax benefit of $10,472 for the three months-ended 2003. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.










NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                    Accumulated comprehensive
                              Unrealized gain (loss) on      income (loss)
                                        securities

                             ----------------------------------------

Beg. Balance  01/01/2003        $             $(794,290)
                                                                   (0)
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


NOTE 8.  MARKETABLE SECURITIES

     At March 31, 2003, the Company held available for sale securities of the following companies:

                       Trading   Trading   Number of    Mkt. Price        FMV
                        Symbol   Market    Shares   At Period End  At Period End

Atlantic Syndication         asni   otc       11,000       0.03      297
Diversified Thermal S.       dvts   otc       19,000       0.47    4,655
Komodo, Inc.                 kmdo   otc          668       0.19      127
Merchantpark Comm            mpkc   pink     413,500       0.00      413
Nicholas Inv.                nivi   otc    1,939,853       0.00    9,199
Oasis Infor. Systems, Inc.   ossi   otc      763,117       0.01    4,578
Millenium Plastics           mpco   pink      30,000       0.01       30
Global Energy, Inc.          geng   otc        5,000       0.40    2,000

------------------------------------------------------------------------
              Total                                            $  21,299
=========================================================================

     The Company is in accordance with SFAS 130 when reporting the unrealized gains or losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of March 31, 2003 in accordance with SFAS 115.




NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At March 31, 2003, the Company held investments in the following companies:

                                Number of       Value Price         FMV
                                 Shares       At Period End     At Period End

Advanced Interactive Inc.                  5,125      0.97    4,971
American Eagle Financial                  55,000      0.10    5,500
Atlantic & Pacific Guarantee           1,000,000      0.01   18,000
Beach Brew Beverage Company              625,000      0.02   17,500
Blue Gold                                125,000      0.01      125
Carrara                                  325,000      0.00      371
Escondido Capital                        629,810      0.06   41,041
Heritage National Corporation                  0      0.00   25,000
International Sports Marketing, Inc.     100,000      0.01    1,000
Love Calendar (Nevada)                   100,000      0.01    1,000
Love Calendar (Utah)                      25,000      1.00   25,000
Love Concepts                            100,000      0.01    1,000
Noble Onie                                25,000      0.10    2,500
Quantum Companies                      1,110,000      0.00    8,880
Resume Junction                           20,000      0.10    2,000
Spa International                        245,146      0.00        0
Sterling Electronic Commerce             300,000      0.05   15,000
The Shops Network                          5,000      0.10      500
Thunder Mountain                         100,000      0.01    1,000
Trans Pacific Group                      100,000      0.01    1,000

-------------------------------------------------------------------
Total                                                      $  171,389
=======================================================================

The Company owns less than 5% in each of these companies with the exception of Quantum Companies. Quantum Companies is recorded on the equity method. The Company records unrealized gains or losses of Quantum securities in their statement of operations. The companies are nonmarketable equities and are recorded at cost. The Company records unrealized holding gains and loss (with the exception of Quantum) in accordance with paragraph 26 of SFAS 130. Heritage National Corporation is a privately owned Company.






NOTE 10.  OPERATING SEGMENTS

3 Mon. Ended March 31, 2003      Triad    RB Capital &      Corporate Capital
                         Industries, Inc.  Equities, Inc.     Formation, Inc.

Total Revenue                     $ 38,209    $ 35,205    $  2,305
Costs of Revenues                  (12,000)     (1,180)
                                                            (4,008)
                 ---------------------------------------------------------------
                 ---------------------------------------------------------------

Gross Profit                        34,201      23,205       1,125
Total Operating Costs              (39,758)    (35,823)     (1,934)
                 ---------------------------------------------------------------
                 ---------------------------------------------------------------

Operating income (loss)             (5,557)    (12,618)       (809)

Total other income & (expenses)    (14,216)     (7,476)          1

                 --------------------------------------------------------------
                 --------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $(19,773)   $(20,094)   $   (808)
                 ==============================================================
                 ==============================================================


3 Mon. Ended March 31, 2002      Triad      RB Capital &     Corporate Capital
                        Industries, Inc.   Equities, Inc.     Formation, Inc.

Total Revenue                     $  75,089    $ 202,504    $  46,514
Costs of Revenues                        (0)     (15,400)        (528)
                  -------------------------------------------------------------
                  -----------------------------------------------------------

Gross Profit                         75,089      187,104       45,986
Total Operating Costs               (56,436)     (23,515)
                                                              (46,816)

Operating income (loss)             140,288
                                                  18,653       22,471

Total other income & (expenses)       9,833      136,213
                                                             (261,378)


Income (loss) before income tax
and extraordinary items           $  28,486    $(121,091)   $ 158,684



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

     On May 27, 2001, Triad Industries, Inc. acquired the assets subject to the liabilities of Corporate Capital Formation, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Corporate Capital Formation, Inc. operates in the corporate business consulting as well as business formation. There were no significant assets or liabilities acquired from Corporate Capital Formation, Inc. Triad Industries, Inc. will acquired 100% of the equity interest of from Corporate Capital Formation, Inc. in return for voting common stock, and that from Corporate Capital Formation, Inc. will become a wholly owned subsidiary of Triad Industries, Inc. As per agreement Triad Industries, issued 45,000 shares of common stock on June 6, 2001 for the purchase of Corporate Capital Formation, Inc. All shares issued for the acquisition of Corporate Capital Formation, Inc. was valued at market price.
     The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition. There were no acquisitions that affected the two periods ended March 31, 2003 and 2002.







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


NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

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



NOTE 15.  SUBSEQUENT EVENT

     On May 8, 2003 the Company entered into escrow for the sale of their commercial property. The property is in a 45-day escrow that is expected to close on or about June 23, 2003. The selling price on the property is 1.7 million dollars.


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


                                       23


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

                                                         /s/ Linda Bryson
Date: May 15, 2003                                        --------------------
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