Form 10KSB/A
period 2002-12-31
TRIAD INDUSTRIES INC
filed 2003-08-15
CIK 1092105

Microsoft Word 10.0.3416;Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB/A

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

                                    x YES NO
As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $45,314 based upon a $.10 per share trading price on January 2, 2003.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.


Common Stock                                  504,800 Shares Outstanding
$0.001 par value                              as of December 31, 2002

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

     On March 15, 1999 at a Special Meeting of the Shareholders HRM (1) reversed its common stock on a one for ten (1:10) basis from 262,836 to 26,337 shares outstanding. Also at the Special Meeting of Shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 253,408 shares of HRM post split common stock and 35,000 shares of $20.00 preferred stock. (Gam Properties and Miramar Road became subsidiaries of RB Capital on February 26, 1999. RB Capital & Equities had a note payable to American Health Systems, Inc., for $1.4 million for these subsidiaries. This note was retired by issuance of 35,000 $20.00 preferred shares and 18,667 shares of pre split common stock to American Health Systems, Inc. for the above mentioned note.) RB Capital and Equities was a non-trading publicly owned company. The company has approximately 400 shareholders. The only significant shareholder was American Health Systems, Inc. who owned 18,667 (23.5%) of common shares before the merger and 56,000 (17.5%) of common shares after the merger. The 35,000 shares of preferred stock that were issued to American Health Systems, Inc. was for a note payable for the 99% interest RB Capital had acquired in Miramar Road Associates on February 28, 1999. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital controlled HRM after the acquisition. Therefore, RB Capital is treated as the acquiring entity for accounting purposes and HRM is the surviving entity for legal purposes.

     On March 15,1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc.

     In September of 1999 Triad Industries acquired the un-owned 1% interest in Miramar Road Associates, for cash.
     On June 30, 2000 the Company issued 73,165 shares of common stock at $19.20 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 44,760 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 17,330 shares of common stock to Amerimed of Georgia and 11,075 shares of common stock to Florimed of Florida. The certain assets, subject to certain liabilities were all acquired in separate transactions. The certain assets, subject to certain liabilities were simultaneously placed in a newly capitalized Corporation named Northwest Medical Clinic, Inc. Although the prior operating name was used, it should be noted that the purpose of this acquisition was to use the Companys public status to raise funds through the sale of common stock to be able to inject capital into the medical clinic to change its direction. The personal injury sector that the clinic had historically performed was no longer a profitable due to several factors. The main factors were the length of time to collect on an outstanding balance from the insurance providers, and the litigious nature of insurance claims. The operators of the clinic had determined that they must change the services they provided in order to remain in business. However, the clinic did not have the access to sufficient capital to change direction. The Company determined that they would acquire certain assets, subject to certain liabilities from three entities to capitalize a medical division balance sheet (operating under the name Northwest Medical Clinic Inc), then, immediately inject sufficient capital to change the clinic direction in order for it to be viable.

     The assets acquired in the transaction was cash of $1,731, equipment of $46,125 and $1,512,850 (net of allowance for uncollectible accounts) in accounts receivable. The major liabilities acquired were notes and accounts payable in the amount of $135,749. 73,165 shares of common stock were issued at $19.20 per share for a total of $1,401,018. The shares were issued under Section 4(2) of the 1933 Securities Act and were issued as restricted securities.

     The  transaction was accounted for as a purchase in accordance with APB No.
16. There were no material relationships between the shareholders of Northwest Medical Clinic, Inc., and any of the Companys affiliates, officers or directors.

     The assets subject to the liabilities of Northwest Medical Clinic, Inc., were purchased from shareholders.

     On June 6, 2001 Triad acquired 100% of the outstanding common stock of Corporate Capital Formation, Inc. a Nevada corporation, in exchange for 45,000 shares of common stock. The transaction was valued $96,000. In accordance with regulation SB 310, the Company was not required to provide pro forma statements or two years of prior audits.
     On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     As of December 31, 2002 the Company had 504,800 shares of $.001 par value common stock outstanding and 150,000 shares of $1.00 preferred stock outstanding.
     The Company is not required to deliver an annual report to security holders. The Company will send an annual report with audited financial statements to a security holder if requested. The Company is not currently a reporting entity.

     The Company is required to file 10Ks, 10Qs, 8Ks, and various other reports. The public may read and copy any materials the Company files with the SEC at the SECs Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website where these reports may be found. The address of the website is as follows http://www.sec.gov.


Subsidiaries

         Triad owns four subsidiaries on a wholly owned basis:

1- RB Capital and Equities, Inc., a Nevada corporation, is a financial service corporation that operates a merger and acquisition consulting business. The company does corporate filings and capital reorganization business for small emerging private and public client corporations. 100% owned.

2- Miramar Road Associates, LLC., a California Limited Liability Company, The LLC. sold its only holding which was a 51,000 square foot commercial center located at 6920 Miramar Road, San Diego, CA 92121. In May of 2001, the Company closed the sale of its Miramar property for $3,950,000 and paid off $3,000,000 mortgage debt on the property. After paying off the mortgage debt, closing costs and sales commission the Company netted $488,000 from the sale of the property. Therefore, for all intents and purposes Miramar Road and Associates is currently inactive. 100% owned.

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


Services and Operations

     Triad Industries, Inc. Parent Company. Triad owns and operates a commercial property in San Diego County California.

     350 W. Ninth Street, Escondido, California. This property consists of a 12,134 square foot commercial building. There are a total of eleven tenants as of December 31, 2002 including RB Capital & Equities (a subsidiary of Triad Industries, Inc.).

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

Employees

     Including its officers and directors the consolidated operations employ 4 full time employees. There are four full time employees in the financial services sector (RB Capital & Equities, Inc. and Corporate Capital Formation, Inc.). One employee from the financial services sector handles the real estate properties. This one employee devotes time on an as needed basis for the commercial real estate operation. The companies also use independent consultants for a variety of tasks.

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

     The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TRDD. The company stock has, during the fiscal year ending December 31, 2002, traded between $.10 and $1.60 per share. The number of shares of record of common stock, $.001 par value, of the Company was 504,800 as of December 31, 2002. The Company has not yet adopted any policy regarding payment of dividends. It should be noted that the Company declared a twenty for one stock split, which was effective on February 28, 2003.

     The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:

                                    Low              High
Qtr Ended 3-31-00          $1.80            $6.00
Qtr Ended 6-30-00          $.20             $1.80
Qtr Ended 9-30-00          $.20             $1.80
Qtr Ended 12-31-00         $.20             $1.20
Qtr Ended 3-31-01          $.10             $.40
Qtr Ended 6-30-01          $.20             $1.60
Qtr Ended 9-30-01          $.20             $.60
Qtr Ended 12-31-01         $.10             $.60

     As of December 31, 2002, the Company has issued and outstanding 504,800 shares of common stock outstanding to 499 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.
     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or approximately exempted from registration before the securities are permitted to trade in that state, Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule. Section 15(g) sets forth certain requirements for transactions in penny stock and Rule 15g-9 (d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

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

         Recent Sales of Unregistered Securities

     On January 5, 2000, the Company issued 3,600 shares of common stock to its directors for services rendered at $1.20 per share, for total consideration of $ 4,320.

     On March 1, 2000, the Company issued 6,167 shares of common stock to its president for services for services rendered at $2.92 per share, for total consideration of $ 18,000.

     On June 15, 2000, the Company issued 3,600 shares of common stock to directors for services rendered at $10.00 per share, for total consideration of $36,000.

     On June 30, 2000, the Company issued 73,165 shares of common stock at $19.20 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 44,760 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 17,330 shares of common stock to Amerimed of Georgia and 11,075 shares of common stock to Florimed of Florida. Total consideration received was $1,401,018.

     On June 30, 2000, the Company also issued 1,829 shares of common stock at $19.20 per share, to Donner Investment Corp. as a finders fee for the above transaction. Total consideration paid was $35,120.

     On October 1, 2000, 10,000 shares of common stock were issued to Novak Capital Corporation as fees for Investor Relations Services. The shares were issued at $4.00 per share, for total consideration of $40,000.
     On December 12, 2000, the Company issued 14,400 shares to officers and directors for services rendered at $4.70 per share, for total consideration of $67,680.
..
     On January 15, 2001, the Company issued 2,500 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $3.40 per share, for total consideration of $8,500.

     On January 18, 2001, the Company issued 7,238 shares of common stock to eight employees of the Company for services accrued in the amount of $30,324 as of the year ended 2000 at $2.98 per share.

     On February 21, 2001, the Company issued 1,255 shares of common stock to an employee for services rendered at $3.40 per share and total consideration of $3,740.

     On March 1, 2001, the Company issued 35,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $3.40 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     On June 6, 2001 the Company issued 45,000 shares of common stock at $2.20 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc. and total consideration of $96,000.

     On June 22, 2001 the Company issued 18,000 shares of common stock collectively to directors shares to directors for services rendered at $.60 per share for services rendered in the amount of $10,800.

     On, October 1, 2001 the company retired the stock subscription receivable that was issued on March 1, 2001. The 35,000 shares that were issued were cancelled and the stock subscription receivable was retired.

     On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the 73,165 shares of common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     On October 15, 2002 American Health Systems, Inc. converted on a two for one basis 35,000 shares of preferred stock it had held. Therefore, the Company issued 70,000 shares of common stock for this conversion.

     All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of December 31, 2002 the Company has a total of 504,800 shares of common stock outstanding.

     It should be noted that the Company declared a twenty for one stock split, which was effective on February 28, 2003.

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

     As of December 31, 2002, there are no warrants outstanding. The only convertible securities that are outstanding consist of 150,000 shares of preferred stock, which convert on a two for one basis. It should be noted that in conjunction with the Companys one for twenty reversal, after February 28, 2003, there will be only 7,500 preferred shares outstanding.

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

     On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation. Due to this Northwest Medical Clinic, Inc. is presented as a discontinued operation.

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



Results of Operations

     Revenues totaled $651,308 as of December 31, 2002 compared to $873,099 as of December 31, 2001; this is a decrease of approximately 25%. The decrease can largely be explained by the sale back of Northwest Medical Clinic, Inc., Amerimed, and Florimed (now presented as a discontinued operation). The sale of the last two residential rental properties the Company held during the first quarter of 2002 also attributed to this decrease. Further contributing to the decrease in revenues was the poor performance of the financial services sector.

         Revenue for the years ended December 31, 2002 and 2001 by sectors

                             2002         2001
Continuing Operations

RB Capital                    $400,645   $592,561
Miramar Road **                      -    129,218
Corporate Capital Formation     64,760     63,250
Triad Industries, Inc.         185,902     88,070

Discontinued Operations

Northwest Medical*                -     1,077,210

     *Triad Industries, Inc. sold Northwest Medical Clinic January 1, 2002 and is now presented as a discontinued operation in the Companys financial statements. ** Miramar Road Associates sold their commercial building in May of 2001.

     For the year ended December 31, 2002 the Company had net income from continuing operations of $122,027 compared to a net loss from continuing operations of $64,810 for the same period of 2001. For the year ended December 31, 2002, the Company had a net loss of $1,420,367 compared to net income of $56,249 for the same period the year before.

     Revenues totaled $651,308 as of December 31, 2002, compared to $873,099 as of December 31, 2001; this is a decrease of approximately 25%. The sale of the last two residential rental properties the Company held during the first quarter of 2002 contributed to this decrease. Further contributing to the decrease in revenues was the poor performance of the financial services sector. The major factor contributing to the drop in revenues for the financial services sector was the amount of common stock received for services. For the year ended December 31, 2002 the Company recognized $150,000 in common stock received for services, compared to $365,916 for the same period the year before. Corporate Capital Formation, had revenues comparable to the year before. However, in 2001, the Company owned Corporate Capital for only six months. Corporate Capital Formation Inc., attributes the lack of revenues do to weak financial markets. A large majority of Corporate Capital Formations, Inc. clients rely on public funding to operate, due to poor economic conditions public funding was difficult to come by for their clients. Rental revenues dropped $168,526 due to the sale of the Miramar Road property and purchasing a smaller building with less rentable square footage. The sale of the last two residential rental properties the Company held during the first quarter of 2002 also attributed to this decrease.

     The decrease in the net operating loss can be attributed to several factors. There was a $40,506 decrease in Depreciation and Amortization, which can mostly again be attributed to the Miramar Road sale which was on the Companys books for about half of last year. The Company also had gains on the sale of assets in the amount of $93,283 for the year ended December 31, 2002. The Balboa-Hornblend property sold for $391,500 and closed on January 30, 2002. The property had a cost of $386,350, for a net gain on the sale of the asset of $5,150. The Grand Avenue property sold for $350,000 and closed on March 31, 2002. The Grand Avenue property had a cost of $261,867, for a net gain on the sale of the asset of $88,133. General and Administrative costs decreased $613,524 from 2001 to 2002 mostly due to the Company further downsizing in difficult financial times.. It should be noted that costs of sales and general and administrative costs decreased almost 60%. The Company also recognized a loss of $25,691 from an investment in another company that is accounted for under the equity method. The Company realized a gain of $106,366 from the sale of securities compared to $27,703 in the prior year. Management does not attribute this increase to any single factor, except that for the year ended December 31, 2001 was substantially lower than in past years.

     Bad Debt also decreased significantly from $254,554 for fiscal 2001 to $55,504 for fiscal 2002. The reason for the decrease in bad debt expense was a large note receivable being written off. The note was secured by securities that are now for all intents and purposes worthless.
     Interest expense also decreased from $185,583 for the year ended December 31, 2001 to $75,758 for the year ended December 31, 2002. This can also be attributed to the Miramar Road Sale and the disposition of the residential real estate properties.





                            Income Statement Summary
                                   December 31

                                           2002     2001

Revenues                              651,308      873,099

Total Operating Costs                 537,832    1,365,619

Income (Loss)from Operation           113,476      (492,520)

Other Income/ (Expense)                59,109      439,753

Net Income / (Loss) From              172,585      (52,727)
Continuing Operations Before Tax






                        FINANCIAL INFORMATION RELATING TO
                        INDUSTRY SEGEMENTS AND CLASSES OF
                              PRODUCTS OR SERVICES

                                      YEAR
                                             2000         2001            2002

Sales to unaffiliated customers:
Miramar Road Associates, LLC. * /
Triad Industries, Inc.
Commercial Real Estate Rental Revenue       593,483       235,008       130,662
Gam Properties, Inc.     **
Residential Real Estate Rental Revenue      116,069        71,880         7,700
RB Capital and Equities, Inc. /
Corporate Capital Formation, Inc.
Financial Service Revenue                   423,405       566,211       512,946

Intersegment Sales
Miramar Road Associates, LLC.                     -             -             -
Gam Properties, Inc.                              -             -             -
RB Capital and Equities, Inc.                     -             -             -
Triad Industries, Inc.                            -             -             -
HRM                                               -             -             -
Northwest Medical Clinic, Inc.                    -             -             -
Corporate Capital Formation, Inc.

Operating Profit/Loss
Miramar Road Associates, LLC.*              211,861      (622,364)            -
Gam Properties, Inc.                         15,257             -             -
RB Capital and Equities, Inc.               (64,598)     (275,909)      161,846
Triad Industries, Inc.                     (218,492)     (117,606)      (32,909)
HRM                                            (355)            -             -
Corporate Capital Formation, Inc.                 -       (28,460)      (15,462)

Identifiable Assets
Miramar Road Associates, LLC.*            3,783,450             -             -
Gam Properties, Inc.**                    1,035,299             -             -
RB Capital and Equities, Inc.               582,973       804,334       190,611
Triad Industries, Inc.**                    601,522     2,760,124     1,949,965
HRM                                          3,026         3,026         3,028
Northwest Medial Clinic, Inc***             1,632,711     1,697,909     -
Corporate Capital Formation, Inc.                 -       170,178       113,525


*        Miramar Road Associates sold their commercial building in May of 2001.
**       Triad sold the last two residential properties it owned in the first quarter of 2002.
***      Northwest Medical Clinic, Inc. sold on January 1, 2002. (Presented as a Discontinued Operation)
****     Corporate Capital Formation, Inc. was acquired on June 6, 2001.


     RB Capital and Equities, Inc. had an operating profit of $161,846 compared to an operating profit of $275,909. There was a decrease of approximately $102,000 in consulting revenues from this financial services subsidiary. The main contributing factor was for the year ended December 31, 2002 the Company recognized $150,000 in common stock received for services, compared to $365,916 for the same period the year before. Rental expense decreased $23,016 due to the Company using office space provided by Triad Industries, Inc. Salary expense also decreased by about $104,580. This is due to the Company further down sizing, due to a down economy. However, in comparison operating costs for the most part remained constant except for those disclosed above.

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

     Triad Industries, Inc. the parent company had an operating loss of $(38,214) compared to an operating loss of ($116,734) for the same period of 2001. It is difficult to present comparative information for Triad Industries, Inc. This is due to the fact that the main operation of the parent Company is the 350 West Ninth Avenue building, which was acquired in the middle of 2001. The operating costs of the building are for the most part fixed, except for miscellaneous maintenance items, which occur from time to time. Triad Industries, Inc. did have higher revenues due to having the commercial property holding for the entire year of 2002 when compared to 2001. Administrative and general costs of the parent company have also remained fairly steady in terms of year to year comparison.

Discontinued Operations

     The Company did have a loss from discontinued operations of $1,542,394. This was due to Northwest Medical Clinic, Inc. being sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation. Comparative information is not presented for the discontinued operation due to it being sold on the first day of the year and comparative information would not provide any meaningful comparison.

Recent Accounting Pronouncements

     SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting
for  Leases,   to  eliminate  an  inconsistency   between  the  accounting  for
sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66,Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The implementation of SFAS 145 did not have a material effect on the financial statements.

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

Liquidity and Capital Resources

     The Company has approximately a .56:1 current ratio. As of December 31, 2002 the Company has $169,247 in current assets compared to $3,387,499 for the same period of 2001. For the year ended December 31, 2002 cash increased $4,189, accounts receivable decreased $362,149, advanced expenses decreased $ 5,815, marketable securities decreased $504,158, and assets held for sale decreased
$716,514 due to the sale of the last two residential properties. Accounts receivable from the medical clinic decreased $1,633,083 due to the sale of the medical assets and liabilities to its former owners. Current liabilities decreased from $1,100,109 for the year ended December 31, 2001 to $300,173 for the year ended December 31, 2002. The major factor related to this change was a $549,000 decrease in current notes payable on real estate, due to the sale of the available for sale properties. The outstanding balance on the RB Capital line of credit also decreased by about $23,000. Other significant decreases in liabilities included a $48,639 decrease in accounts payable and a $172,302 decrease in loans payable.


                              Balance Sheet Summary
                                   December 31

                            2002             2001

Total Current Assets          169,547   3,387,499
Property (net)              1,074,900   1,077,363

Total Assets                2,257,129   5,435,571

Current Liabilities           300,173   1,100,109

Long Term Liabilities         583,898     845,159

Total Liabilities             884,071   1,945,268

Total Stockholders Equity   1,373,058   3,490,303

Total Liabilities and
Stockholders Equity         2,257,129   5,435,571

     The Company no longer has access to a credit line it had established. This is due to the prior Company president Gary DeGano leaving the Company. Mr. DeGano was the guarantor of the line of credit. Due to his retiring, the line of credit was no longer available for use. However, the Company can pay down the remaining balance over approximately ten years. As of December 31, 2002 there was $7,038 outstanding on this line of credit.
     Triad Industries, Inc., has $ 169,247 in current assets including $ 19,832 in cash. The Company believes the $57,001 it holds in marketable securities to be very liquid. The marketable securities can be converted to cash in under three days. The Company holds $ 82,312 in accounts receivable. This is also highly liquid, however; this liquidity depends on the party the amount is due from. Allowances for bad debt have been made where appropriate. Due to the fact Triad Industries is a consolidated parent holding company Triad Industries, Inc. will use revenues from Miramar Road Associates, LLC, Gam Properties and RB Capital & Equities to satisfy Triads short- term cash requirements.

     In the event, outside funding is necessary; the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or public offering.

Net Operating Losses

     The Company has accumulated $(2,409,348) of net operating losses and other comprehensive losses of $(778,724) as of December 31, 2002, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

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


Armando C. Ibarra, C.P.A.

Armando Ibarra, Jr., C.P.A

To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025


                           INDEPENDENT AUDITORS REPORT


We have audited the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years then ended. These financial
statements   are  the   responsibility   of  the   Companys   management.   Our
responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triad Industries, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

March 29, 2003
Chula Vista, California






                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                ASSETS
                                                 As of       Year Ended
                                              December 31,   December 31,
                                                 2002            2001
CURRENT ASSETS
Cash                                          $   19,832   $   15,643
Accounts receivable                               82,312      444,461
Accounts receivable - medical clinic                   -    1,633,083
Advance expenses                                       -        5,815
Marketable securities                             57,001      561,159
Escrow account - property taxes                   10,102       10,824
Assets held for sale                                   -      716,514
Total Current Assets                             169,247    3,387,499
NET PROPERTY & EQUIPMENT                       1,074,900    1,077,363
OTHER ASSETS
Investment in securities available for sale      171,389      388,832
Net loan fees                                      6,902        7,324
Deferred tax benefit                             834,691      574,553
Total Other Assets                             1,012,982      970,709
TOTAL ASSETS                                  $2,257,129   $5,435,571





                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                             As of        Year Ended
                                          December 31,    December 31,
                                             2002             2001
CURRENT LIABILITIES
Accounts payable                        $    25,087    $    73,726
Loans payable                               105,800        278,102
Line of credit                                7,038         30,078
Taxes payable                                 6,251         10,024
Security deposits                             5,087          8,269
Notes payable on assets held for sale             -        549,000
Trust deeds and mortgages
Short-term portion                          150,910        150,910
Total Current Liabilities                   300,173      1,100,109
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                           583,898        845,159
Total Long-Term Liabilities                 583,898        845,159
TOTAL LIABILITIES                           884,071      1,945,268
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 and 42,500
shares issued and
outstanding for 2002 and
2001, respectively)                           7,500         42,500
Common stock ($0.001 par
value, 50,000,000 shares
authorized 504 and 507
shares issued and
outstanding for 2002
and 2001, respectively)                         504            507
Additional paid-in capital                4,615,626      4,609,889
Stock subscription receivable               (62,500)       (62,500)
Comprehensive loss                         (778,724)      (111,113)
Retained earnings (deficit)              (2,409,348)      (988,981)
Total Stockholders' Equity                1,373,058      3,490,303
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                  $ 2,257,129    $ 5,435,571






                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                     Consolidated Statements of Operations
                                    Year Ended     Year Ended
                                    December 31,   December 31,
                                       2002            2001
REVENUES
Consulting income                 $   512,946    $   566,211
Rental income                         138,362        306,888
Total Revenues                        651,308        873,099
Costs of revenues                     (48,530)       (23,240)
GROSS PROFIT                          602,778        849,859
OPERATING COSTS
Bad debt expense                       55,504        254,554
Depreciation expense                   31,130         71,633
Administrative expense                402,668      1,016,192
Total Operating Costs                 489,302      1,342,379
OPERATING INCOME (LOSS)               113,476       (492,520)
OTHER INCOME & (EXPENSES)
Interest income                         2,696          6,897
Other income                            2,986         19,812
Other expenses                        (45,173)             -
Net realized gain on
sale of marketable securities         106,366         27,703
Loss In investment                    (25,691)
Net gain (loss) on
disposable assets                      93,283        570,964
Finance charges                           400              -
Interest expense                      (75,758)      (185,583)
Total Other Income & (Expenses)        59,109        439,793
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                 172,585        (52,727)
INCOME TAX (PROVISION) BENEFIT        (50,558)       (12,083)
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX              $   122,027    $   (64,810)
DISCONTINUED OPERATIONS
Gain on operations of
Northewest Medical Clinic, Inc.             -        121,059
Loss on sale of Northwest
Medical Clinic, Inc.               (1,542,394)             -
NET INCOME (LOSS)                 $(1,420,367)   $    56,249






                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Comprehensive Income (Loss)
                                                   December 31,    December 31,
                                                      2002            2001
Net Income (Loss) - Net of Tax                    $(1,420,367)   $   (56,249)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities               (1,009,426)      (100,970)
Total Other Comprehensive Income (Loss)            (1,009,426)      (100,970)
Comprehensive Income (Loss) Before Income Taxes    (1,009,426)      (100,970)
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)       341,815         16,979
Comprehensive Income (Loss)                       $  (667,611)   $   (83,991)




          TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
           Consolidated Statement of Stockholders' Equity
            From December 31, 1997 to December 31, 2002


                                    Preferred Preferred    Common      Common
                                     Shares     Stock      Shares      Stock

 Balance, December 31, 1997                 -        $ -     116,976      $ 117

Common stock issued June 17,1998
for securities valued @ $21.38 per share                         660          1

Common stock issued June 17, 1998 for
securities valued @ $18 per share                              3,000          3

Common stock issued June 17, 1998
for securities valued @ $1.67 per share                          750          1

Common stock issued June 17, 1998
for note payable @ $6.66 per share                             1,524          2

Common stock issued June 17, 1998
for securities valued @ $6.66 per share                        6,750          8

Common stock issued June 17, 1998
for services (officers) valued @ $6.66
per share                                                     15,000         15

Common stock issued November 4,
1998 for subscription receivable
 @ $3.33 per share                                            18,750         18

Common stock issued December 31, 1998
for note payable @ $6.45 per share                               938          1

Common stock issued December 31, 1998
for management fees @ $6.66 per share                          3,038          3

Common stock issued December 31, 1998
for note payable @ $6.66 per share                             3,024          3

Common stock issued December 31,1998
for securities valued @ $4.11 per share                       11,250         11

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                  -          -     181,660        183




















                                            Additional     Stock
                                              Paid-in    Subscription  Retained
                                              Capital    Receivable    Earnings

Balance, December 31, 1997                 $   635,319      $ -    $    95,266

Common stock issued June 17,1998
for securities valued @ $21.38 per share        14,108

Common stock issued June 17, 1998 for
securities valued @ $18 per share               53,997

Common stock issued June 17, 1998
for securities valued @ $1.67 per share          1,249

Common stock issued June 17, 1998
for note payable @ $6.66 per share              10,159

Common stock issued June 17, 1998
for securities valued @ $6.66 per share         44,992

Common stock issued June 17, 1998
for services (officers) valued @ $6.66
per share                                       99,985

Common stock issued November 4,
1998 for subscription receivable
@ $3.33 per share                               62,482        (62,500)

Common stock issued December 31, 1998
for note payable @ $6.45 per share               6,049

Common stock issued December 31, 1998
for management fees @ $6.66 per share           20,250

Common stock issued December 31, 1998
for note payable @ $6.66 per share              20,159

Common stock issued December 31,1998
for securities valued @ $4.11 per share         46,239

Contributed capital                              4,139

Net loss for the year ended
December 31,1998                                                        (62,126)

Balance, December 31, 1998                   1,019,127        (62,500)   33,140













                                            Accmulated other
                                             Comprehensive    Total
                                                 Income
                                                 (Loss)
Balance, December 31, 1997                       $ -    $ 730,702

Common stock issued June 17,1998
for securities valued @ $21.38 per share                  14,109

Common stock issued June 17, 1998 for
securities valued @ $18 per share                         54,000

Common stock issued June 17, 1998
for securities valued @ $1.67 per share                    1,250

Common stock issued June 17, 1998
for note payable @ $6.66 per share                        10,161

Common stock issued June 17, 1998
for securities valued @ $6.66 per share                   45,000

Common stock issued June 17, 1998
for services (officers) valued @ $6.66
per share                                                100,000

Common stock issued November 4,
1998 for subscription receivable
@ $3.33 per share                                         -

Common stock issued December 31, 1998
for note payable @ $6.45 per share                         6,050

Common stock issued December 31, 1998
for management fees @ $6.66 per share                     20,253

Common stock issued December 31, 1998
for note payable @ $6.66 per share                        20,162

Common stock issued December 31,1998
for securities valued @ $4.11 per share                   46,250

Contributed capital                                        4,139

Net loss for the year ended
December 31,1998                                          (62,126)

Balance, December 31, 1998                         -      989,950



                                Preferred    Preferred      Common      Common
                                Shares        Stock         Shares      Stock


Balance, December 31, 1998                                   181,660        183

Recapitalization (Note 1)                                    26,334         26

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $12.50 per share                          56,000         56

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $20.00 per share    35,000     35,000


 Common stock issued March 15, 1999
for services valued @ $6.17 per share                        15,697         15

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $20.00 per share        7,500      7,500

 Stock subscription receivable

 Common  stock issued December
 1999 for cash @ $4.50 per share                              16,000         16

 Common stock issued December 1999
 for management fees @ $1.20 per share                        24,480         24

 Net loss for the year ended
 December 31, 1999

 Balance, December  31, 1999           42,500     42,500     320,171        320

 Stock issued on January 5, 2000
 to Directors @ $1.20 a share                                  3,600          4

Stock issued on March 1, 2000 for
services rendered @ $2.92 a share                              6,150          6

 Stock issued on June 15, 2000
 to Directors @ $10. a share                                   3,600          4

 Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC.
 @ $19.14 a share                                             73,165         73

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $19.20 a share                             1,829          2

 Stock issued on October 1, 2000 to
 Novak Capital @ $4. a share                                  10,000         10

 Stock issued on December 12, 2000
 to Directors @ $4.70 a share                                 14,400         14

Comprehensive loss December 31, 2000

 Net loss for the year ended
 December 31, 2000

Balance, December  31, 2000           42,500     42,500     432,915        433



                                           Additional       Stock
                                             Paid in     Subscription  Retained
                                             Captial      Receivable   Earnings


Balance, December 31, 1998                  1,019,127       (62,500)      33,140

Recapitalization (Note 1)                      33,897       (20,000)

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $12.50 per share           699,944

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $20.00 per share            665,000


Common stock issued March 15, 1999
for services valued @ $6.17 per share         196,826

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $20.00 per share               142,500

Stock subscription receivable                              20,000

Common stock issued December
1999 for cash @ $4.50 per share                71,929

Common stock issued December 1999
for management fees @ $1.20 per share          29,351

Net loss for the year ended
December 31, 1999                                                      (712,680)

Balance, December 31, 1999                  2,858,574       (62,500)   (679,540)

Stock issued on January 5, 2000
to Directors @ $1.20 a share                    4,316

Stock issued on March 1, 2000 for
services rendered @ $2.92 a share              17,994

Stock issued on June 15, 2000
to Directors @ $10. a share                    35,996

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $19.14 a share                            1,400,945

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $19.20 a share              35,118

Stock issued on October 1, 2000 to
Novak Capital @ $4. a share                    39,990

Stock issued on December 12, 2000
to Directors @ $4.70 a share                   67,666

Comprehensive loss December 31, 2000

Net loss for the year ended

December 31, 2000                                                     (365,689)
Balance, December 31, 2000                  4,460,599       (62,500)(1,045,230)







                                          Accumulated other
                                          Comprehensive      total
                                               income
                                               (loss)
Balance, December 31, 1998                          -       989,950

Recapitalization (Note 1)                           -        13,923

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $12.50 per share                 -       700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $20.00 per share                  -       700,000


Common stock issued March 15, 1999
for services valued @ $6.17 per share               -       196,841

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $20.00 per share                     -       150,000

Stock subscription receivable                       -        20,000

Common stock issued December
1999 for cash @ $4.50 per share                     -        71,945

Common stock issued December 1999
for management fees @ $1.20 per share               -        29,375

Net loss for the year ended
December 31, 1999                                   -      (712,680)

Balance, December 31, 1999                          -     2,159,354

Stock issued on January 5, 2000
to Directors @ $1.20 a share                        -         4,320

Stock issued on March 1, 2000 for
services rendered @ $2.92 a share                   -        18,000

Stock issued on June 15, 2000
to Directors @ $10. a share                         -        36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $19.14 a share                                    -     1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $19.20 a share                   -        35,120

Stock issued on October 1, 2000 to
Novak Capital @ $4. a share                         -        40,000

Stock issued on December 12, 2000
to Directors @ $4.70 a share                        -        67,680

Comprehensive loss December 31, 2000          (27,122)      (27,122)

Net loss for the year ended

December 31, 2000                                   -      (365,689)
Balance, December 31, 2000                    (27,122)    3,368,680






                                    Preferred   Preferred    Common     Common
                                     Shares       Stock       Shares    Stock


Balance, December 31, 2000             42,500     42,500     432,915        433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40share                              2,500          3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                               7,238          7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                           1,255          1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                              35,000         35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                            45,000         45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                                 18,000         18

October 1, 2001 cancellation of
stock subscription                                           (35,000)       (35)

Comprehensive loss December 31, 2001

Net lncome for the year ended
 December 31, 2001

 Balance,  December 31, 2001           42,500     42,500     506,908        507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $ 0.40 a share                       (73,165)       (73)

 On October 15, 2002 preferred stock
 converted to common stock at 1 for 2 (35,000)   (35,000)     70,000         70

 Comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002

 Balance,  December 31, 2002            7,500    $ 7,500     503,743      $ 504




                                        Additional        Stock
                                        paid in       subscription    retained
                                        Capital          receivable   earnings


Balance, December 31, 2000                4,460,599        (62,500) (1,0415,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40share              8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share              30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share           3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share             118,965       (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share            95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                 10,782

October 1, 2001 cancellation of
stock subscription                         (118,965)       119,000

Comprehensive loss December 31, 2001

Net lncome for the year ended
December 31, 2001                                                        56,249

Balance, December 31, 2001                4,609,889        (62,500)   (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.40 a share       (29,193)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2         34,930

Comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                  (1,420,367)

Balance, December 31, 2002              $ 4,615,626   $ (62,500)   $(2,409,348)





                                                  Accumulated other
                                                  Comprehensive      total
                                                        income
                                                        (loss)
Balance, December 31, 2000                             (27,122)   3,368,680

Stock issued on January 15, 2001
for consulting fees @ $3.40share                          -          8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                           -         30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                       -          3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                           -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                         -         96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                              -         10,800

October 1, 2001 cancellation of
stock subscription                                        -              -

Comprehensive loss December 31, 2001                (83,991)       (83,991)

Net lncome for the year ended
December 31, 2001                                         -         56,249

Balance, December 31, 2001                          (111,113)     3,490,303

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.40 a share                     -        (29,266)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2 (35,000)             -              -

Comprehensive loss December 31, 2002               (667,611)      (667,611)

Net loss for the year ended
December 31, 2002                                         -     (1,420,367)

Balance, December 31, 2002                      $  (778,724)   $ 1,373,059





                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
                   Consolidated Statements of Cash Flows
                                              Year Ended       Year Ended
                                              December 31,     December 31,
                                                 2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $(1,420,367)   $    56,249
Depreciation expense                              31,130         71,633
(Increase) decrease in accounts receivable     1,939,728       (441,681)
(Increase) decrease in advances                    5,815         (5,815)
(Increase) decrease in impound account               722          1,786
(Increase) decrease in other assets                    -         74,147
(Increase) decrease in income tax benefit       (260,138)        12,083
Increase (decrease) in accounts payable          (48,639)       (10,949)
Increase (decrease) in security deposits          (3,182)       (38,990)
Increase (decrease) in taxes payable              (3,774)         3,774
Unrealized (gain) loss on
valuation of marketable securities                64,115              -
Bad debt expense                                  55,504        545,638
Sale of marketable securities                          -         27,703
Common stock issued for services                       -        149,364
Net Cash Provided by (Used in)
Operating Activities                             360,914        444,942
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities
available for sale                                     -        117,780
Net sale (purchase) of fixed assets              (28,667)     1,677,404
Net Cash Provided by (Used in)
Investing Activities                             (28,667)     1,795,184
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                         (23,040)           (82)
Change in loan fees                                  422              -
Change in loan payable                          (172,302)           669
Change in lease payable                                -           (224)
Change in notes and mortgages payable           (261,261)    (2,279,230)
Change in assets held for sale                   167,514              -
Change in common stock                               (63)             -
Change in preferred stock                       (700,000)             -
Change in paid in capital                        670,797              -
Net Cash Provided by (Used in)
Financing Activities                            (317,933)    (2,278,867)
Net Increase (Decrease) in Cash                   14,314        (38,741)
Cash at Beginning of Year                         15,643         54,384
Cash at End of Year                          $    29,957    $    15,643
Supplemental Cash Flow Disclosures:
Cash paid during year for interest           $   (75,758)   $   192,786
Cash paid during year for taxes              $              $        -
Schedule of Non-Cash Activities:
Common stock issued for services             $         -    $   149,364
Common stock received for services           $   150,000    $   365,916
Common stock issued for
acquisition of subsidiary                    $         -    $   900,000
Common stock retired on the
sale of Northwest Medical Clinic, Inc.       $    29,266    $         -
Loss on sale of Northwest M
edical Clinic, Inc.                          $ 1,542,394    $         -
-----------------------------------------------------------------------




                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2002 and 2001



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

In the opinion of management, there is not substantial doubt about the Companies ability to continue as a going concern.

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



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2002 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of the mortgage payable in accordance with paragraph 11, 12, and 13 of SFAS 107.

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







NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k.  Line of Credit

     The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There is an outstanding balance of $7,038 as of December 31, 2002.

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











NOTE 3.  MORTGAGE PAYABLE

                             Interest Rate     Debt              Maturity Date

       350 W. 9th Avenue       7.820 %        $ 734,808          12/08/26


                                                                 $ 734,808
                                                          ===================

     The office building collateralize the above loans. The loan agreement provides for monthly payments of interest and principle. In June 2001 the Company purchased a 12,500 square foot commercial building located at 350 W. 9th Avenue in Escondido, California. The Company incurred loan fees of $7,490 that are being amortized over the length of the loan. Amortization expense for the year was $270.

     The total debt of $734,808 was recorded as follows: current portion (less than one year) of $150,910 and long-term portion (more than one year) of $583,898.

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

                                December 31,    December 31,
                                  2002              2001

Land                            $   300,000    $   300,000
Buildings
                                    770,000        770,000
Equipment                             1,900         45,345
Computer                             20,438         20,438
Furniture                            16,188         13,312
Tenant Improvements                  34,597         35,685
                       -----------------------------------
                       -----------------------------------
                                $ 1,143,123    $ 1, 184,780
Less Accumulated Depreciation       (68,223)      (107,417)
                       -----------------------------------
Net Property and Equipment      $ 1,074,900    $ 1,077,363
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

                                                   December 31,     December 31,
                                                      2002               2001


Net income (loss) from operations                $          122,027   $ (64,810)
Net income (loss) from discontinued operations           (1,542,394)    121,059

Basic Income (Loss) Per Share
From continuing operations                       $                    $   (0.13)
                                                                           0.27
From discontinued operations                                               0.24
                                                                          (3.44)
                                               -------------------------------
Basic income / (loss) per share - combined       $                    $    0.11
                                                                          (3.17)

Weighed average number of shares outstanding                448,702     499,056
                                               ================================


                                                    December 31     December 31,
                                                      2002            2001


Net income (loss) from operations                      $    122,027   $ (64,810)
Net income (loss) from discontinued operations            (1,542,394)    121,059

Diluted Income (Loss) Per Share
From continuing operations                             $                     $
                                                                0.23      (0.11)
From discontinued operations                                               0.21
                                                                          (2.93)
                                                     --------------------------
Diluted income / (loss) per share - combined           $                     $
                                                           (2.70)      (0.10)
                                                     =========================

Diluted weighed average number of shares outstanding         526,222     584,056
                                                     ==========================

     As of December 31, 2002 there have not been any preferred dividends issued that would reduce earning available to common shareholders.










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

At December 31, 2002 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                        December 31, 2002


Beg. Retained Earnings                      $(1,100,094)
Net Income (Loss) for Year ended 12/31/02    (2,077,853)
                             --------------------------
                             --------------------------
Ending Retained Earnings                    $(3,177,947)

Gross income tax benefit                    $ 1,080,502
Valuation allowance                            (245,811)
                             --------------------------
                             --------------------------
Net income tax benefit                      $   834,691
                             ==========================

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. Due to a operating segment being discontinued the Company reflected a net loss on the 2002 year end financial statement. The Company has recorded a tax benefit under other assets on their balance sheet because there is positive evidence that the Companys remaining operating segments will be profitable. Net operating loss expires twenty years from the date the loss was incurred. Retained earning balance includes accumulated comprehensive income (loss). There was an increase in income tax benefit of $270,263 for the year ended 2002.

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









NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                              Accumulated other
                         Unrealized gain (loss) on          comprehensive income
                                 securities                        (loss)


      Beginning balance               $           (0)      $      (111,113)

      Current-period change                    (683,177)           (683,177)

      Ending Balance                     $     (683,177)   $      (794,290)

Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.


NOTE 8.  MARKETABLE SECURITIES

At December 31, 2002, the Company held available for sale securities of the following companies:

                         Trading  Trading  Number of   Mkt. Price         FMV
                         Symbol    Market     Shares   At Year End   At Year End


Atlantic Syndication         asni   otc       11,000       0.03      330
Diversified Thermal S.       dvts   otc       49,000       0.70   34,300
Komodo, Inc.                 kmdo   otc          668       0.19      127
Merchantpark Comm            mpkc   pink     413,500       0.00    2,068
Nicholas Inv.                nivi   otc    1,939,853       0.00    5,820
Oasis Infor. Systems, Inc.   ossi   otc      763,117       0.01    7,631
Millenium Plastics           mpco   pink      30,000       0.01      300
Global Energy, Inc.          geng   otc        5,000       0.95    4,750
Microsignal Corp.            msgl   otc       20,945       0.08    1,676

------------------------------------------------------------------------
              Total                                           $  57,001
========================================================================


     The Company is in accordance with SFAS 130 when reporting the unrealized gains and losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of December 31, 2002 in accordance with SFAS 115.





NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At December 31, 2002, the Company held investments in the following companies:

                                    Number of     Value Price     FMV
                                    Shares       At Year End     At Year End


Advanced Interactive Inc.                  5,125       0.97    4,971
American Eagle Financial                  55,000       0.10    5,500
Atlantic & Pacific Guarantee           1,000,000       0.01   18,000
Beach Brew Beverage Company              625,000       0.02   17,500
Blue Gold                                125,000       0.01      125
Carrara                                  325,000       0.00      371
Escondido Capital                        629,810       0.06   41,041
Heritage National Corporation                  0       0.00   25,000
International Sports Marketing, Inc.     100,000       0.01    1,000
Love Calendar (Nevada)                   100,000       0.01    1,000
Love Calendar (Utah)                      25,000       1.00   25,000
Love Concepts                            100,000       0.01    1,000
Noble Onie                                25,000       0.10    2,500
Quantum Companies                      1,110,000       0.00    8,880
Resume Junction                           20,000       0.10    2,000
Spa International                        245,146       0.00        0
Sterling Electronic Commerce             300,000       0.05   15,000
The Shops Network                          5,000       0.10      500
Thunder Mountain                         100,000       0.01    1,000
Trans Pacific Group                      100,000       0.01    1,000

------------------------------------------------------------------------------
                   Total                            $           171,388
===============================================================================


     The Company owns less than 5% in each of these companies with the exception of Quantum Companies. Quantum Companies is recorded on the equity method. The Company records unrealized gains or losses of Quantum securities in their statement of operations. The companies are nonmarketable equities and are recorded at cost. The Company records unrealized holding gains and loss (with the exception of Quantum) in accordance with paragraph 26 of SFAS 130. As of December 31, 2002 the Company had an 8.5% share of Pro Glass Technologies, Inc. Heritage National Corporation is a privately owned Company.





NOTE 10.  OPERATING SEGMENTS

For the Year Ended 2002          Triad         RB Capital &    Corporate Capital
                            Industries, Inc. Equities, Inc.     Formation, Inc.


Total Revenue                     $ 185,902    $ 400,645    $  64,760
Costs of Revenues                   (46,646)      (1,885)
                                                                   (0)


Gross Profit                        185,902      353,999       62,876
Total Operating Costs              (224,116)    (192,153)     (78,338)


Operating income (loss)             (38,214)     161,846      (15,462)

Total other income & (expenses)     (36,957)    (294,476)     137,893


Income (loss) before income tax
and extraordinary items           $ (75,170)   $(132,631)   $ 122,430





For the Year Ended 2001            Triad      RB Capital &    Corporate Capital
                           Industries, Inc.   Equities, Inc.     Formation, Inc.

Total Revenue                     $  88,070    $ 592,561    $  63,250
Costs of Revenues                   (12,880)        (500)      (9,860)

Gross Profit                         75,190      592,061       53,390
Total Operating Costs              (191,924)    (316,152)     (81,850)


Operating income (loss)            (116,734)     275,909      (28,460)

Total other income & (expenses)     (49,461)     (50,109)      (1,519)


Income (loss) before income tax
and extraordinary items           $(166,195)   $ 225,800    $ (29,979)


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


NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

As of January 1, 1998 there were 116,975 shares of common stock outstanding. On June 1998, the Company issued 660 shares of common stock valued at $21.38 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

On June 17, 1998, the Company issued 3,000 shares of common stock valued at $18 per share for marketable securities. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

On June 17, 1998 the Company issued 750 shares of common stock for marketable securities valued at $17.86 per share. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

On June 17, 1998 the Company issued 1,524 shares of common stock for the conversion of debt valued at $6.66 per share.

On June 17, 1998, the Company issued 6,750 shares of common stock for marketable securities valued at $6.66 per share. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

On June 17, 1998, the Company issued 15,000 shares of common stock for services to officers of the Company valued at $6.66 per share.

On November 4, 1998, the Company issued 18,750 shares of common stock for a subscription receivable valued at $3.33 per share.

On December 31, 1998 the Company issued 938 shares of common stock for debt conversion valued at $6.45 per share.

On December 31, 1998, the Company issued 3,038 shares of common stock for management fees valued at $6.66 per share.

On December 31, 1998, the Company issued 3,024 shares of common stock for debt conversion valued at $6.66 per share.

On December 31, 1998, the Company issued 11,250 shares of common stock for marketable securities valued at $4.11 per share. Since there is no market for the Companys common stock, the shares were valued at the trading price of the securities that were received.

As of December 31, 1998 there were 181,660 shares of common stock outstanding.


NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

At the shareholders meeting held March 15, 1999 the stockholders approved the acquisition of Healthcare Resource Management (HRM) a Nevada corporation in a recapitalization for 26,334 shares of common stock. Also, the Company ratified a plan of reorganiation where they issued 56,000 shares of common stock and 35,000 shares of preferred stock to satisfy note payables for two of their subsidiaries (Gam Properties and Miramar Road Associates).

On March 15, 1999 the Company issued 15,697 shares of common stock for services issued valued at $6.17 per share.
In September the Company issued 7,500 shares of $20.00 par value preferred stock (transaction was valued at the most readily determinable price; which was the value of preferred stock) in exchange for 1.5 million shares of Pro Glass Technologies, Inc. common stock. The 1.5 million shares represented (at the time of acquisition) 8.5% of Pro Glass Technologies, Inc. outstanding common stock.

In December 1999 the Company issued 16,000 shares of common stock for cash @ $4.50 per share.

In December 1999, the Company issued 24,480 shares of common stock to management and key employees for services rendered valued at $1.20 per share. On December 31, 1999 there were 320,171 shares of common stock and 42,500 shares of preferred stock outstanding.

On January 5, 2000 the Company issued 3,600 shares of common stock to Directors for services rendered valued at $1.20 per share.

On March 1, 2000 the Company issued 6,150 shares of common stock to its President for services rendered valued at $2.92 per share.

On June 15, 2000 the Company issued 3,600 shares of common stock to Directors for services rendered valued at $10. per share.

On June 30, 2000 the Company issued 73,165 shares of common stock for the purchase of Northwest LLC. valued at $19.14 per share.

On June 30, 2000 the Company issued 1.829 shares of common stock to Donner Investment Corp. valued at $19.20 per share.

On October 1, 2000 the Company issued 10,000 shares of common stock to Novak Capital valued at $4.00 per share.




NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

On December 12, 2000 the Company issued 14,400 shares of common stock to Directors for services rendered valued at $4.70 per share. On January 15, 2001 the Company issued 2,500 shares of common stock for consulting fees valued at $3.40 per share.

On January 18, 2001 the Company issued 7,238 shares of common stock for management fees valued at $4.19 per share.

On February 21, 2001 the Company issued 1,255 shares of common stock to its president for services rendered valued at $2.98 per share.

On March 1, 2001 the Company issued 35,000 shares of common stock under the employee stock option plan valued at $ 3.40 per share.

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

As of December 31, 2002 the Company had 503,743 shares of common stock issued and outstanding.










NOTE 13.  STOCKHOLDERS EQUITY

All stock transactions have been retroactively restated to reflect a 20 for one stock split.

The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2002.

(A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 7,500 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 503,743 shares issued and outstanding as of December 31, 2002.

The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of December 31, 2002.

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

As of December 31, 2002 there were no stock options issued or outstanding.












NOTE 15. DISCONTINUED OPERATIONS

Northwest Medical Clinic, Inc.

     Effective January 1, 2002, Northwest Medical Clinic, Inc. division was sold. The following is a summary of the loss from discontinued operation resulting from the sale of Northwest Medical Clinic, Inc. No tax benefit has been attributed to the discontinued operation.



                        For the Year Ended December 31,
                                        2002                 2001

REVENUES                            $         0    $ 1,077,209

OPERATING EXPENSES
Costs of sales                                0         98,512
General & administrative                      0        850,435
                   -------------------------------------------
                   -------------------------------------------
Total Operating Expenses

Income from Operations                        0        128,262

Other Income & (Expenses)
Interests expense                             0          7,203
                   -------------------------------------------
                   -------------------------------------------
Total Income & (Expenses)                     0            965
                   -------------------------------------------
                   -------------------------------------------

NET INCOME BEFORE TAXES             $         0    $   121,059

INCOME TAXES                                  0              0
                   -------------------------------------------
                                  ----------------------------

Loss from Discontinued Operations   $(1,542,394)   $         0
                   ===========================================

     The loss was incurred by Triad Industries, Inc. was due to the market value of the stock price at the time of the sale of Northwest Medical Clinic, Inc. As of the date of stock issuance for the purchase of Northwest Medical Clinic, Inc. and the date of the sale the value of the stock had dropped $0.94 per share.


NOTE 16. SUBSEQUENT EVENT

In February 2003, the Company declared a 20 for 1 stock split. All stock transactions have been retroactively restated to reflect a 20 for one stock split.











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

                                               Title of     Amount
Name                           Position            Class  of Shares   Percentage

Linda Bryson,                   President         Common     28,667       5.6%
9980 Scripps Vista Way          Director
# 96
San Diego, CA 92131

Michael Kelleher                Secretary         Common     21,938       4%
32469 Angelo Drive              Director
Temecula, CA 9259

Roger Coleman Jr.**             Director          Common   22,500         4.5%
2175 Zion Park Blvd
Springdale, UT 84747

Management as a Group                                        73,105      14%

Others owning more than 5%

American Health Systems, Inc.                                17,500       3.5%
46 Corporate Park
Irvine, CA 92026

     The above percentages are based on 504,800 shares of common stock outstanding on December 31, 2002.

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


     *Directors received $500 to be a director for the year ended December 31, 2002. The amount was accrued on the Companys books at year - end and subsequently was retired via a common stock issuance of 2,500 shares of common stock at $.20 to each director.

     *Officers received $2000 to be a director for the year ended December 31, 2002. The amount was accrued on the Companys books at year - end and subsequently was retired via a common stock issuance of 10,000 shares of common stock at $.20 to each officer.

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

                            Amount          Approximate
                           And Nature       Percentage
                         Of Beneficial       of Common
Identity                    Ownership       Stock Owned

American Health Systems, Inc.   17,500      3.5%(I)
Linda Bryson                    28,667      5.6%(II)
Michael Kelleher                21,938      4%(II)
Roger Coleman Jr.**             22,500      4.5%(II)

Management as a Group           73,105     14%(III)

     * the above table does not include the stock that was issued in 2002 for officer and director fees that were accrued on the Companys books and that are included in Item 10 of this report.

Item 12.  Certain Relationships and Related Transactions

     On January 5, 2000 the Company issued 3,600 shares of common stock to its directors for services rendered at $1.20 per share, for total consideration of $ 4,320.

     On March 1, 2000 the Company issued 6,150 shares of common stock to its president for services for services rendered at $3.00 per share, for total consideration of $ 18,000.

     On June 15, 2000 the Company issued 3,600 shares of common stock to directors for services rendered at $10.00 per share, for total consideration of $36,000.

     On June 30, 2000 the Company issued 73,165 shares of common stock at $19.20 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 44,760 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The stock was issued to the 25 shareholders of the Company. The Company issued 17,330 shares of common stock to Amerimed of Georgia and 11,075 shares of common stock to Florimed of Florida. Total consideration received was $1,401,018.These shares were issued under section 4(2) of the 1933 securities act.

         Amerimed of Georgia        17,330
         Florimed of Tampa          11,075

     These are companies purchased that are controlled by Mr. J. William Byrd and Richard Furlong who each own 50 % of Amerimed and 47.5% of Florimed each and therefore can initiate the vote on these companies. The shares are shown as an indirect ownership under their names. In addition Mr. Byrd also received 9,428 shares from the business combination. Mr. Furlong also received 9,428 for total direct and indirect holdings of 17,348 and 17,330, respectively.

     On June 30, 2000 the company issued 1,829 shares at $19.20 for a finders fee to Donner Investment Corporation for the Northwest Medical Clinic, Inc. and its two affiliated corporations purchase. Total consideration was $35,120. These securities were issued under section 4(2) of the 1933 securities act.

     * On January 1, 2002 Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     On December 12, 2000 the Company issued 14,400 shares to officers and directors for services rendered at $4.70 per share, for total consideration of $67,680.
..
     On January 15, 2001 the Company issued 2,500 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $3.40 per share, for total consideration of $4,320.

     On January 18, 2001 the Company issued 7,238 shares of common stock to eight employees of the Company for services accrued in the amount of $30,324 as of the year ended 2000 at $4.19 per share.

     On February 21, 2001 the Company issued 1,255 shares of common stock to an employee for services rendered at $2.98 per share and total consideration of $3,740.

     On March 1, 2001, the Company issued 35,000 shares to management and key employees under the Companys employee stock options plan. The shares were issued at $3.40 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

     On June 6, 2001 the Company issued 45,000 shares of common stock at $2.13 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc. and total consideration of $96,000.

     On June  22,  2001  the  Company  issued  18,000  shares  of  common  stock
collectively  to  directors  for  services   rendered  at  $.60  per  share  for
consideration in the amount of $10,800.

     On, October 1, 2001 the company retired the stock subscription receivable that was issued on March 1, 2001. The 35,000 shares that were issued were cancelled and the stock subscription receivable was retired.

     Triad Industries, Inc. pays a management fee to RB Capital & Equities in the amount of $7,500.00 per month.

Item 13.  Exhibits and Reports on 8-K

99.1             Section 906 Certification of Linda Bryson
99.2             Section 906 Certification of Michael Kelleher

                           List of documents filed as part of this report:
                           (a) Exhibits
1. 10SBA -March 22, 2001 filed through incorporation by reference included restated financial statements.
2.       Articles of Incorporation and By Laws filed by reference 10SB.
3.       March 31, 2000 10QSB Filed by reference
4.       June 30, 2000 10QSB filed by reference
5.       September 30, 2000 10QSB filed by reference
6.       Annual Meeting, Proxy Information and Proxy filed August 1, 2000.
(b)      Reports on Form on 8K
1. filed June 30, 2000, Acquisition of Northwest Medical Clinic with related documents

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

                                                     TRIAD INDUSTRIES, INC.

                                                     By:_____________________
                                                         Linda Bryson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                             Title                               Date


________________                    President                    8/12/2003
Linda Bryson


________________                    Sec. / Treas. / CFO          8/12/2003
Michael W. Kelleher








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

                                                          /s/ Linda Bryson
Date: April 10, 2003                                       --------------------
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


Date: April 10, 2003                              By: /s/ Linda Bryson
                                                       -----------------
                                                          Linda Bryson
                                                          President


























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