Form 10QSB/A
period 2003-06-30
TRIAD INDUSTRIES INC
filed 2003-08-25
CIK 1092105

Microsoft Word 10.0.3416;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

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
                                        i







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             1-2

                           Consolidated Balance Sheets - June 30, 2003
                              And December 31, 2002                      3-4

                           Consolidated Statements of Operations - six months
                              Ended June 30, 2003 and June 30, 2002      5-7

                           Consolidated Statements of Stockholders Equity  8

                           Consolidated Statements of Cash Flows - six months
                                Ended June 30, 2003 and June 30, 2002    9-10

                           Notes to Consolidated Financial Statements    11-23

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                    24-26



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             26

Item 2.                    Changes in Securities                         26

Item 3.                    Defaults Upon Senior Securities               26

Item 4.                    Submission of Matter to be a Vote of          26
                               Securities Holders

Item 5.                    Other Information on Form 8-K                 26

Item 6.                    Exhibits and Reports on 8K                    26

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



__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

August 5, 2003
Chula Vista, California


                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                 ASSETS
                                                 As of       Year Ended
                                                June 30,     December 31,
                                                  2003            2002
CURRENT ASSETS
Cash                                          $      903   $   19,832
Accounts receivable                               83,279       82,312
Marketable securities                             14,194       57,001
Escrow account - property taxes                    7,705       10,102
Total Current Assets                             106,081      169,247
NET PROPERTY & EQUIPMENT                       1,053,821    1,074,900
OTHER ASSETS
Investment in securities available for sale      170,246      171,389
Net loan fees                                      6,750        6,902
Deferred tax benefit                             853,003      834,691
Total Other Assets                             1,029,999    1,012,982
TOTAL ASSETS                                  $2,189,901   $2,257,129





                           TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                         Consolidated Balance Sheets
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                         As of        Year Ended
                                        June 30,      December 31,
                                         2003            2002
CURRENT LIABILITIES
Accounts payable                       $    37,134    $    25,087
Loans payable                              112,082        105,800
Line of credit                               6,227          7,038
Taxes payable                                6,251          6,251
Security deposits                            6,826          5,087
Trust deeds and mortgages
- Short-term portion                       150,910        150,910
Total Current Liabilities                  319,430        300,173
LONG-TERM LIABILITIES
Trust deeds and mortgages
- Long-term portion                        578,401        583,898
Total Long-Term Liabilities                578,401        583,898
TOTAL LIABILITIES                          897,831        884,071
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for
June 30, 2003 and December
31, 2002, respectively)                      7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
532,300 and 504,800 shares
issued and outstanding
as of June 30, 2003 and
December 31, 2002, respectively)
respectively)                                  532            504
Additional paid-in capital               4,621,098      4,615,626
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (818,813)      (794,290)
Retained earnings (deficit)             (2,455,747)    (2,393,782)
Total Stockholders' Equity               1,292,070      1,373,058
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $ 2,189,901    $ 2,257,129




                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
               Consolidated Statements of Operations
                             Six Months    Six Months  Three Months Three Months
                                 Ended         Ended         Ended        Ended
                               June 30,    June 30,       June 30,     June 30,
                                 2003         2002          2003           2002
REVENUES
Consulting income            $    85,205 $     305,733 $      47,695 $    36,675
Rental income                     74,319        66,467        36,110     33,918
Total Revenues                   159,524       372,200        83,805     70,593
Costs of revenues                (31,143)      (29,827)      (27,135)   (13,899)
GROSS PROFIT                     128,381       342,373        56,670     56,694
OPERATING COSTS
Bad debt expense                       -         9,895             -      5,895
Depreciation expense              21,579        20,858        11,574     10,429
Administrative expense           147,499       190,689        66,809     90,846
Total Operating Costs            169,078       221,442        78,383    107,170
OPERATING INCOME (LOSS)          (40,697)      120,931       (21,713)   (50,476)
OTHER INCOME & (EXPENSES)
Interest income                        3         2,691             2      2,690
Other income                           -         2,885             -      2,860
Other expenses                    (1,250)      (45,073)       (1,250)        -
Net realized gain (loss) on sale
of marketable securities          (4,597)      (10,130)        2,435   (14,936)
Loss In investment                 (5,721)            -        (5,721)        -
Net gain (loss) on
disposable assets                     -        93,283             -      (1,725)
Interest expense                   (23,692)      (48,416)       (9,032) (19,410)
Total Other Income & (Expenses)    (35,257)       (4,760)      (13,566) (30,521)
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX             (75,954)      116,171       (35,279)  (80,997)
INCOME TAX (PROVISION) BENEFIT     13,989       (27,748)        5,291     15,925
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX        $     (61,965)$      88,423 $     (29,988)$ (65,072)

DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.                     -      (1,542,394)     -             -
NET INCOME (LOSS)            $    (61,965) $    (1,453,971) $ (29,988) $ 65,072)





                   TRIAD INDUSTRIES, INC.
           (Formerly RB Capital & Equities, Inc.)
   Consolidated Statement of Comprehensive Income (Loss)
                            Six Months   Six Months   Three Months  Three Months
                               Ended         Ended        Ended        Ended
                             June 30,       June 30,      June 30,    June 30,
                              2003           2002         2003         2002
Net Income (Loss)-
Net of Tax              $    (61,965) $   (1,453,971)   $(29,988) $  (65,072)
Other Comprehensive
Income (Loss) :
Unrealized gain (loss)
on securities                   (28,846)    (573,385)       6,012     (492,940)
Total Other Comprehensive
Income (Loss)                   (28,846)    (573,385)       6,012     (492,940)
Comprehensive Income (Loss)
Before Income Taxes             (28,846)    (573,385)       6,012     (492,940)
Income Tax (Provision)
Benefit
related to Items of
Comprehensive Income (Loss)       4,323      194,951         (902)     167,260
Comprehensive Income (Loss) $   (24,523) $  (378,434) $    5,110    $(325,680)








           TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity
        From December 31, 1997 to June 30, 2003

                                    Preferred Preferred    Common     Common
                                     Shares     Stock      Shares     Stock

 Balance, December  31, 2000           42,500     42,500    433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                          2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                              7,238         7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                          1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                             35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                           45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                                18,000        18

October 1, 2001 cancellation of
stock subscription                                          (35,000)      (35)

Comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001           42,500     42,500    507,965       507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                       (73,165)      (73)

 On October 15, 2002 preferred stock
 converted to common stock at 1 for 2 (35,000)   (35,000)    70,000        70

 Comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002            7,500      7,500    504,800       504

 Stock issued on January 24, 2003
 for services rendered @ $0.20 a share                       27,500        28

 Comprehensive loss June 30, 2003

Net loss for the six months ended
 June 30, 2003

 Balance,  June 30, 2003                7,500    $ 7,500    532,300     $ 532





                                       Additional       Stock       Retained
                                        Paid in       Subscription  Earnings
                                        Capital        Receivable

Balance, December 31, 2000               4,460,599       (62,500)  (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share          8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share             30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share          3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share            118,965      (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share           95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                10,782

October 1, 2001 cancellation of
stock subscription                        (118,965)      119,000

Comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                                       56,249

Balance, December 31, 2001               4,609,889     (62,500)       (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share       (29,193)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2        34,930

Comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                   (1,404,801)

Balance, December 31, 2002               4,615,626       (62,500)     (988,981)

Stock issued on January 24, 2003
for services rendered @ $0.20 a share        5,472

Comprehensive loss June 30, 2003

Net loss for the six months ended
June 30, 2003                                                         (61,965)

Balance, June 30, 2003                  $ 4,621,098    $ (62,500)  $(2,455,747)






                                                Accumulated other
                                                 Comprehensive     Total
                                                     Income
                                                     (Loss)

Balance, December 31, 2000                          (27,122)     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                       -          8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                           -         30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                       -          3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                           -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                         -         96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                              -         10,800

October 1, 2001 cancellation of
stock subscription                                        -              -

Comprehensive loss December 31, 2001                (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                         -         56,249

Balance, December 31, 2001                         (111,113)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                      -
On October 15, 2002 preferred stock
converted to common stock at 1 for 2 (35,000)             -              -

Comprehensive loss December 31, 2002               (683,177)      (683,177)

Net loss for the year ended
December 31, 2002                                         -     (1,404,801)

Balance, December 31, 2002                         (794,290)     1,373,058

Stock issued on January 24, 2003
for services rendered @ $0.20 a share                     -          5,500

Comprehensive loss June 30, 2003                    (24,523)       (24,523)

Net loss for the six months ended
June 30, 2003                                             -        (61,965)

Balance, June 30, 2003                          $  (818,813)   $ 1,292,070







                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
               Consolidated Statements of Cash Flows
                                               Six Months      Six Months
                                                  Ended            Ended
                                                 June 30,        June 30,
                                                   2003            2002
     CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $     (61,965)$  (1,453,971)
Depreciation expense                                 21,579        20,858
(Increase) decrease in accounts receivable             (967)    1,640,500
(Increase) decrease in advances                           -         1,015
(Increase) decrease in escrow account                 2,397           427
(Increase) decrease in income tax benefit           (18,312)      167,203
Increase (decrease) in accounts payable              12,047       (43,796)
Increase (decrease) in security deposits              1,739        (3,182)
Increase (decrease) in salaries payable                   -        26,150
Increase (decrease) in taxes payable                      -        (3,774)
Unrealized (gain) loss on valuation
of marketable securities                             19,427      (378,434)
Purchase of marketable securities                         -             -
Sale of marketable securities                             -       (10,130)
Common stock issued for services                      5,500             -
Net Cash Provided by (Used in)
Operating Activities                                (18,555)      (37,134)
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities available for sale                 -       164,335
Net sale (purchase) of fixed assets                    (500)      (45,875)
Net Cash Provided by (Used in)
Investing Activities                                   (500)      118,460
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                               (811)      (21,429)
Change in loan fees                                     152             -
Change in loan payable                                6,282             -
Change in notes and mortgages payable                (5,497)     (199,722)
Change in common stock                                    -        (1,463)
Change in paid in capital                                 -       (27,803)
Change in assets hels for sale                            -       167,514
Net Cash Provided by (Used in)
Financing Activities                                    126       (82,903)
Net Increase (Decrease) in Cash                     (18,929)       (1,577)
Cash at Beginning of Period                          19,832        15,643
Cash at End of Period                        $         903 $       14,066


Supplemental Cash Flow Disclosures:
Cash paid during year for interest           $      23,692 $        48,416
Cash paid during year for taxes              $           - $             -
Schedule of Non-Cash Activities:
Common stock issued for accrued services     $       5,500 $             -
Common stock received for services           $           - $       150,000
Common stock retired on the
sale of Northwest Medical Clinic, Inc.       $           - $        29,266
Loss on sale of Northwest Medical Clinic, Inc.  $        - $     1,542,394












                                             Three Months    Three Months
                                                Ended          Ended
                                              June 30,        June 30,
                                                  2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $    (27,391)$   (65,072)
Depreciation expense                               11,574      10,429
(Increase) decrease in accounts receivable           (682)     62,781
(Increase) decrease in advances                         -           -
(Increase) decrease in escrow account                (127)        427
(Increase) decrease in income tax benefit          (7,840)    183,185
Increase (decrease) in accounts payable             9,057      (8,666)
Increase (decrease) in security deposits             (561)      1,227
Increase (decrease) in salaries payable                 -       4,000
Increase (decrease) in taxes payable                    -           -
Unrealized (gain) loss on valuation
of marketable securities                            8,491     172,149
Purchase of marketable securities                       -    (325,680)
Sale of marketable securities                           -     (14,936)
Common stock issued for services                        -           -
Net Cash Provided by (Used in)
Operating Activities                               (7,479)     19,844
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in securities available for sale               -         (30)
Net sale (purchase) of fixed assets                  (500)     22,257
Net Cash Provided by (Used in)
Investing Activities                                 (500)     22,227
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                             (297)    (21,255)
Change in loan fees                                    75           -
Change in loan payable                              6,282           -
Change in notes and mortgages payable              (2,796)    (16,859)
Change in common stock                                  -           -
Change in paid in capital                               -           -
Change in assets hels for sale                          -
Net Cash Provided by (Used in)
Financing Activities                                3,264     (38,114)
Net Increase (Decrease) in Cash                    (4,715)      3,957
Cash at Beginning of Period                         5,618      10,109
Cash at End of Period                           $    903 $     14,066



Supplemental Cash Flow Disclosures:
Cash paid during year for interest              $    9,032 $      19,410
Cash paid during year for taxes                 $    -     $         -
Schedule of Non-Cash Activities:
Common stock issued for accrued services        $    -      $        -
Common stock received for services              $    -      $        -
Common stock retired on the sale
of Northwest Medical Clinic, Inc.               $    -      $        -
Loss on sale of Northwest Medical Clinic, Inc.  $    -      $        -












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

In October 2001, Gam Properties and Triad Industries combined operations. Gam Properties Corporation is to be dissolved.

Triad Industries, Inc. (the parent company) is the only company involved in any real estate functions. As of June 30, 2003 the Companys lone property is the commercial property located in Escondido, Ca.

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


                                                  June 30,         December 31,
                                                   2003              2002

Land                                             $   300,000        $   300,000
Buildings
                                                     770,000            770,000
Equipment                                              1,900              1,900
Computer                                              20,438             20,438
Furniture                                             16,688             16,188
Tenant Improvements                                   34,597             34,597
                                        ---------------------------------------
                                        ---------------------------------------
                                                 $ 1,143,623        $ 1,143,123
Less Accumulated Depreciation                        (89,802)           (68,223)
                                        ---------------------------------------
Net Property and Equipment                       $ 1,053,821        $ 1,074,900
                                        =======================================



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


                                                    June 30,          June 30,
                                                     2003                 2002
                                                 ---------- --------------------

Net income (loss) from operations                $           (61,965)$   88,423
Net income (loss) from discontinued operations                 0      1,542,394


Basic Income (Loss) Per Share
From continuing operations                       $         (0.12)    $     0.20

From discontinued operations                                0.00          (3.54)
                                               ---------------------------------
Basic income / (loss) per share - combined       $         (0.12)    $    (3.34)

                                               =================================
                                               =================================

Weighed average number of shares outstanding            528,806         435,204
                                               =================================


                                    June 30,             June 30,
                                     2003                 2002
                                   ---------------- --------------------

Net income (loss)
from operations               $         (61,965) $        88,423
Net income (loss) from
discontinued operations                     0           1,542,394


Diluted Income (Loss) Per Share
From continuing operations        $          (0.11)$           0.17
From discontinued operations                  0.00            (2.96)
                          ------------------------------------------
Diluted income / (loss)
per share - combined              $          (0.11)$          (2.80)
                          ==========================================
                          ==========================================

Diluted weighed average
number of shares outstanding            543,806          520,204
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


                                           June 30, 2003
                              ------------------------

Beg. Retained Earnings                       $(3,188,072)
Net Income (Loss) for Period ended 6/30/03
                                                 (86,488)
                              --------------------------
                              --------------------------
Ending Retained Earnings                     $(3,274,560)
                              ==========================
                              ==========================

Gross income tax benefit                     $ 1,111,911
Valuation allowance                             (258,908)
                              --------------------------
                              --------------------------
Net income tax benefit                       $   853,003
                              ==========================


     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The Company has recorded a tax benefit under other assets on their balance sheet because there is positive evidence that the Companys operating segments will be profitable. Net operating losses expires twenty years from the date the loss was incurred. Retained earning balance includes accumulated comprehensive income (loss). There was an increase in income tax benefit of $18,312 for the six months ended June 30, 2003.

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










NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                      Accumulated comprehensive
                       Unrealized gain (loss) on             income (loss)
                             securities

Beg. Balance    01/01/2003            0        $    $(794,290)

2nd. quarter 2003 income (loss)    (24,475)          (24,475)
                             ----------------------------------------
                             ----------------------------------------
Ending Balance 06/30/2003         $ (24,475)   $(818,765)
                             ========================================


Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.


NOTE 8.  MARKETABLE SECURITIES

At June 30, 2003, the Company held available for sale securities of the following companies:

                     Trading Trading   Number of  Mkt. Price         FMV
                     Symbol  Market    Shares    At Period End   At Period End



Atlantic Syndication   asni   otc       11,000       0.05      550
Diversified Thermal    dvts   otc        7,500       0.25    1,875
Komodo, Inc.           kmdo   otc          668       0.19      127
Merchantpark Comm      mpkc   pink     413,500       0.00      413
Nicholas Inv.          nivi   otc    1,939,853       0.00    9,849
Millenium Plastics     mpco   pink      30,000       0.00       30
Global Energy, Inc.    geng   otc        5,000       0.27    1,350

-------------------------------------------------------------------------------
            Total                                          $  14,194
===============================================================================

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









NOTE 9.  INVESTMENTS IN SECURITIES AVAILABLE FOR SALE

At June 30, 2003, the Company held investments in the following companies:

                                     Number of     Value Price          FMV
                                      Shares       At Period End  At Period End


Advanced Interactive Inc.                   5,125       0.97     4,972
American Eagle Financial                   55,000       0.10     5,500
Atlantic & Pacific Guarantee            1,000,000       0.01    18,000
Beach Brew Beverage Company               625,000       0.02    17,500
Blue Gold                                 125,000       0.01       125
Carrara                                   325,000       0.00       371
Escondido Capital                         629,810       0.06    41,041
Heritage National Corporation                   0       0.00    25,000
International Sports Marketing, Inc.      100,000       0.01     1,000
Love Calendar (Nevada)                    100,000       0.01     1,000
Love Calendar (Utah)                       25,000       1.00    25,000
Love Concepts                             100,000       0.01     1,000
Noble Onie                                 25,000       0.10     2,500
Oasis Information Systems                 763,117       0.01     4,578
Quantum Companies                       1,110,000       0.00     3,159
Resume Junction                            20,000       0.10     2,000
Spa International                         245,146       0.00         0
Sterling Electronic Commerce              300,000       0.05    15,000
The Shops Network                           5,000       0.10       500
Thunder Mountain                          100,000       0.01     1,000
Trans Pacific Group                       100,000       0.01     1,000

----------------------------------------------------------------------
Total                                                           $  170,246
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




NOTE 10.  OPERATING SEGMENTS

6 Months Ended June 30, 2003    Triad        RB Capital &     Corporate Capital
                         Industries, Inc.    Equities, Inc.   Formation, Inc.



Total Revenue                     $ 76,119    $ 77,855    $  5,550
Costs of Revenues                  (24,000)     (3,135)
                                                            (4,008)
                 ---------------------------------------------------------------
                 ---------------------------------------------------------------
Gross Profit                        72,111      53,855       2,415
Total Operating Costs              (95,582)    (65,004)     (8,492)
                 ---------------------------------------------------------------
                 --------------------------------------------------------------

Operating income (loss)            (23,471)    (11,149)     (6,077)

Total other income & (expenses)    (29,332)     (5,928)          3

                 ---------------------------------------------------------------
                 ---------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $(52,803)   $(17,077)   $ (6,074)
                 ==============================================================
                 ==============================================================


6 Months Ended June 30, 2002       Triad        RB Capital &   Corporate Capital
                            Industries, Inc.    Equities, Inc. Formation, Inc.


Total Revenue                     $  66,467    $ 247,603    $  58,130
Costs of Revenues                    (2,427)
                                                      (0)     (27,400)
                  --------------------------------------------------------------
                  --------------------------------------------------------------

Gross Profit                        220,203       55,703
                                                               66,467
Total Operating Costs               (97,440)     (40,545)
                                                              (83,457)
                  --------------------------------------------------------------
                  -------------------------------------------------------------

Operating income (loss)             122,763       15,158
                                                              (16,990)

Total other income & (expenses)      (2,325)
                                                   3,891       (6,326)

                  --------------------------------------------------------------
                  --------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $ (13,099)   $ 116,437    $  12,833
                  ==============================================================


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




                                        1




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of June 30, 2003 the Company has $106,081in total current assets compared to total current assets of $169,247 as of December 31, 2002. The major factor in the reduction of current assets was an $18,929 decrease in cash and a $42,807 decrease in marketable securities. As of June 30, 2003 the current assets were comprised of $903 in cash, $83,279 in accounts receivable, $14,194 in marketable securities and $7,705 in tax impound accounts.

     As of June 30, 2003 the Company has $319,430 in total current liabilities compared to $300,173 as of December 31, 2002. Accounts payable increased $12,047 and loans payable increased by $6,282 accounting for most of this increase.

     Management realizes that liquidity is impaired. Therefore, the Company listed its commercial property for sale in February. The Company received an offer on the property on May 8, 2003, which it has accepted. The property is in a forty - five day escrow that is #01302625-103-EC2. The Company accepted any agreement to extend escrow so now the sale is expected to close on or about June 23, 2003.

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


Results of Operations

     For the three months ending June 30, 2003 the Company had a net loss from continuing operations in the amount of ($29,998) compared to a net loss of ($65,072) for the same period of 2002. This includes a $5,895 decrease in bad debt expense. Depreciation and amortization was comparable to the same period the year before. Administrative expenses decreased $24,037 for the second quarter of 2003 compared to the same period of 2002. This decrease is predominately caused by the Company downsizing in tough economic conditions. Interest expense decreased approximately $10,300 due to the Company divesting of its real estate holdings. Contributing to this loss was a $5,721 loss on investment, which the Company accounts for under the equity method. The Company had a net gain on the sale of marketable securities in the amount of $2,435 for the three months ended June 30, 2003, this compares to a net loss on the sale of marketable securities of ($14,936) for the same period of 2002.

     The Company had revenues of $83,805 for the three months ended June 30, 2003 compared with $70,593 for the same period last year. Rental revenue was up $2,192 due to rent increases in the commercial property. Management has attributed the $11,020 increase in the financial services sector to the overall stabilizing financial markets.

For the six months ending June 30, 2003 the Company had a net loss from continuing operations after tax effects in the amount of ($61,965) compared to net income of $88,423 for the same period of 2002. This includes $21,579 in depreciation and amortization expense compared to $20,858 for the same period of 2002. Administrative expenses also decreased $43,190 for the six months ended June 30, 2003 compared to the same period of 2002. This decrease is predominately caused by the downsizing of the Company during difficult financial times. The Company did not have a gain on the sale of disposable assets
                                       24
for the six months ended June 30, 2003 compared to a gain on the sale of disposable assets in the amount of $93,283 for the six months ended June 30, 2002. Contributing to this loss was a $5,721 loss on investment, which the Company accounts for under the equity method. Bad debt expense also decreased $9,895 when you compare the first six months of 2003 to the same period the year before.

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

     For the six months ended June 30, 2003 Financial Service revenue decreased by $222,328, when compared to the same period the year before. The largest factor regarding the decreased revenues when comparing the first six months of 2003 to the same period of 2002 is that in 2002 the Company recognized $150,000 in consulting revenue that was from common stock received for services. In 2003 the Company has not received any stock for services. Operating costs for the six months ended June 30, 2003 decreased by approximately $64,000. This decrease is predominately caused by the Company downsizing in tough economic conditions. The financial services sector had a net loss of ($23,151) for the six months ended June 30, 2003, compared to net income of $129,270 for the same period the year before.

     For the six months ended June 30, 2003 real estate rental income increased approximately $9,652. Rental revenues increased when compared to the same period of 2002. The main factor contributing to this gain was the commercial property being 100 percent occupied, which it was not for the same period the year before. Also, some of the tenants leases have increased due to annual rental increases in their lease. This has contributed also to the increase. Operating expenses for the six months ended June 30, 2003 increased by $16,133 when compared to the same period the year before. Management has not attributed this increase to any one major factor.

     There is known event that management is aware of that will have an impact on liquidity or revenues from continuing operations. It should be noted that company sold its commercial building for $1,680,000 and that the sale closed on July 31, 2003. The Company netted approximately $835,000 from the sale of the property.

There are no material planned expenditures for plant, property or equipment.

     There are no seasonal aspects, which had a material impact on the Companys operations.

Discontinued Operations

     The Company had a loss on the sale of discontinued operations in the amount of $1,542,394. This is from the sale of the Northwest Medical Clinic, Inc. The Company retired the stock it had issued as


                                       25
consideration for the acquisition of the medical clinic. Due to a sharp decline in the share price of the Companys stock there was a large loss on the sale.

Net Operating Loss

     The Company has accumulated approximately $3,274,560 of net operating loss carryforwards and other comprehensive losses as of June 30, 2003, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2023. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2002 in the amount of $834,691 and for the six months ended June 30, 2003 in the amount of $853,003.

     Management believes that the Company would have to increase net income by approximately $300,000 per year to realize the benefit in its entirety.

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

                          ITEM 2. CHANGES IN SECURITIES
                                      None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES
                                      None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

                                      None.
                            ITEM 5. OTHER INFORMATION
                                      None.
                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

A.       99.1 & 99.2
B.              Form 8K filed by incorporation by reference on August 12, 2003
         C.       Form 10KSB filed by reference on March 29, 2001.
                                       26












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

                                                         /s/ Linda Bryson
Date: August 14, 2003                                     ---------------------
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

Date: August 14, 2003                          By: /s/ Michael Kelleher
                                                -----------------
                                                Michael Kelleher
                                                Chief Financial Officer