Form 10QSB
period 2003-09-30
TRIAD INDUSTRIES INC
filed 2003-11-14
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2003
                                       or

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

                  Class                  Outstanding as of   September 30, 2003
         Common Stock, $0.001                           532,300


                                        i







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements                  1

                           Consolidated Balance Sheets - September 30, 2003
                              And December 31, 2002                         2-3

                           Consolidated Statements of Operations - nine months Ended September 30, 2003 and September 30, 2002 4-5

                           Consolidated Statements of Stockholders Equity     6

                           Consolidated Statements of Cash Flows - nine months
                             nded September 30, 2003 and September 30, 2002   7

                           Notes to Consolidated Financial Statements      8-23

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                      24-26



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                 26

Item 2.                    Changes in Securities                             26

Item 3.                    Defaults Upon Senior Securities                   26

Item 4.                    Submission of Matter to be a Vote of              26
                               Securities Holders

Item 5.                    Other Information on Form 8-K                     27

Item 6.                    Exhibits and Reports on 8K                        27

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

     The unaudited balance sheet of the Company as of September 30, 2003, and the related balance sheet of the Company as of December 31, 2002, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the nine months ended September 30, 2003 and September 30, 2002 and the statement of stockholders equity for the period of December 31, 2000 to September 30, 2003 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation



Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD

Members of the Better Business Bureau since 1997



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025




                         INDEPENDENT ACCOUNTANTS REPORT

We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of September 30, 2003, and the related statements of operations, changes in stockholders equity, and cash flows for the nine and three months ended September 30, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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

As discussed in Note 2e, the Companys financial statements have been presented on the basis that it is a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company continue as a going concern.


__________________________________

ARMANDO C. IBARRA, C.P.A.  APC



November 12, 2003

Chula Vista, California

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS

                                                 As of       Year Ended
                                             September 30,  December 31,
                                                  2003          2002



CURRENT ASSETS
Cash                                         $  408,457   $   19,832
Accounts receivable                             174,148       82,312
Available for sale securities (see note 7)       32,959       57,001

Trading securities (see note 8)                 113,607            -

Escrow account - property taxes                       -       10,102
                                             -----------------------------

Total Current Assets                            729,171      169,247

NET PROPERTY & EQUIPMENT                         14,603    1,074,900

OTHER ASSETS
Investment in other companies (see note 9)      169,984      171,389

Net loan fees                                         -        6,902

Security deposits                                 1,224            -

Deferred tax benefit                                  -      834,691

                                             ------------------------------

Total Other Assets                              171,208    1,012,982

                                             ------------------------------

TOTAL ASSETS                                 $  914,982   $2,257,129

                                             ===============================

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            As of          Year Ended
                                        September 30,      December 31,
                                            2003              2002




CURRENT LIABILITIES

Accounts payable                       $    20,722    $    25,087

Loans payable                              108,776        105,800

Line of credit                               5,451          7,038

Taxes payable                                6,251          6,251

Client deposits                                600          5,087

Trust deeds and mortgages
Short-term portion                               -        150,910




Total Current Liabilities                  141,800        300,173

LONG-TERM LIABILITIES

Trust deeds and mortgages
Long-term portion                                -        583,898




Total Long-Term Liabilities                      -        583,898





TOTAL LIABILITIES                          141,800        884,071

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for

September 30, 2003 and December
31, 2002, respectively)                      7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
532,300 and 504,800 shares
issued and outstanding

as of September 30, 2003
and December 31, 2002, respectively)           532            504
Additional paid-in capital               4,621,098      4,615,626

Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (810,033)      (794,290)
Retained earnings (deficit)             (2,983,415)    (2,393,782)



Total Stockholders' Equity                 773,182      1,373,058


TOTAL LIABILITIES



& STOCKHOLDERS' EQUITY                 $   914,982    $ 2,257,129

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations



                                                    Nine Months     Nine Months
                                                       Ended          Ended
                                                  September 30,    September 30,
                                                       2003             2002
REVENUES

Consulting income                                        112,989    $   405,752
Rental income                                             86,371        105,318

                                                    ----------------------------
Total Revenues
                                                         199,360        511,070

Costs of revenues                                        (46,037)       (32,442)

                                                    ----------------------------


GROSS PROFIT                                             153,323        478,628

OPERATING COSTS

Bad debt expense                                               -          9,895

Depreciation expense                                      34,039         33,022

Administrative expense                                   369,954        258,811

                                                    ---------------------------


Total Operating Costs                                    403,993        301,728


                                                    ---------------------------


OPERATING INCOME (LOSS)                                 (250,670)       176,900

OTHER INCOME & (EXPENSES)


Interest income                                              112          2,692

Other income                                                   -          2,885

Other expenses                                            (5,459)             -

Net realized gain (loss) on sale of marketable securities  (5,924)     (20,654)

Loss in investment (see note 9)                           (5,721)       (45,073)

Net gain (loss) on disposable assets                     573,014         93,283

Interest expense                                         (60,294)       (63,060)

                                                    ----------------------------


Total Other Income & (Expenses)                          495,728        (29,927)


                                                    ----------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES    245,058        146,973


IMPAIRMENT LOSS (see note 12)                           (834,691)             -

INCOME TAX (PROVISION) BENEFIT                                 -        (40,570)

                                                    ---------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAXES  $ (589,633)   $   106,403

                                                    ============================

DISCONTINUED OPERATIONS


Loss on sale of Northwest Medical Clinic, Inc.                 -     (1,542,394)

                                                    ---------------------------

NET INCOME (LOSS)                                    $  (589,633)   $(1,435,991)

                                                    ===========================
BASIC EARNINGS (LOSS) PER SHARE

Earnings (loss) from continuing operations           $     (1.11)   $      0.25

Earnings (loss) from discontinued operations         $      0.00    $     (3.55)

                                                    ----------------------------

BASIC EARNINGS (LOSS) PER SHARE                      $     (1.11)   $     (3.30)
                                                   ============================

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING                                529,983        433,743
                                                  ==============================

DILUTED EARNINGS (LOSS) PER SHARE

Earnings (loss) from continuing operations           $     (1.08)   $      0.21

Earnings (loss) from discontinued operations         $      0.00    $     (2.96)

                                                    ----------------------------

DILUTED EARNINGS (LOSS) PER SHARE                    $     (1.08)   $     (2.76)
                                                   ============================

WEIGHTED AVERAGE OF DILUTED

COMMON SHARES OUTSTANDING                                 543,806        518,743











                                   Three Months    Three Months
                                     ended            ended
                                   September 30    September 30
                                     2003             2002
REVENUES

Consulting income                   $  27,784    $ 100,019

Rental income                          12,052       38,851

                          --------------------------------
Total Revenues
                                     39,836      138,870

Costs of revenues                   (14,894)      (2,615)

                          --------------------------------


GROSS PROFIT                           24,942      136,255

OPERATING COSTS

Bad debt expense                            -            -

Depreciation expense                   12,460       12,164

Administrative expense                222,455       68,122

                              --------------------------------


Total Operating Costs                 234,915       80,286


                              --------------------------------


OPERATING INCOME (LOSS)              (209,973)      55,969

OTHER INCOME & (EXPENSES)


Interest income                           109            1

Other income                                -            -

Other expenses                         (4,209)           -

Net realized gain (loss) on sale
of marketable securities               (1,327)     (10,524)

Loss in investment (see note 9)             -            -

Net gain (loss) on
disposable assets                     573,014            -

Interest expense                      (36,602)     (14,644)




Total Other Income & (Expenses)       530,985      (25,167)


                                --------------------------------


INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES               321,012       30,802


IMPAIRMENT LOSS (see note 12)        (853,003)           -

INCOME TAX (PROVISION) BENEFIT           -          (4,620)




INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAXES              $(531,991)   $  26,182



DISCONTINUED OPERATIONS


Loss on sale of Northwest
Medical Clinic, Inc.                        -            -

                          --------------------------------


NET INCOME (LOSS)                   $(531,991)   $  26,182

                          ================================

BASIC EARNINGS (LOSS) PER SHARE

Earnings (loss) from
continuing operations        $        (1.00)   $    0.06

Earnings (loss) from
discontinued operations      $        0.00    $    0.00

                          --------------------------------

BASIC EARNINGS (LOSS) PER SHARE  $   (1.00)   $    0.06

                          ================================

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING             532,300      433,743

                          ================================

DILUTED EARNINGS (LOSS) PER SHARE

Earnings (loss) from
continuing operations                $    (0.97)   $    0.05

Earnings (loss) from
discontinued operations             $     0.00    $    0.00
                          --------------------------------

DILUTED EARNINGS (LOSS) PER SHARE       (0.97)   $    0.05

                          ================================

WEIGHTED AVERAGE OF DILUTED

COMMON SHARES OUTSTANDING             547,300      518,743

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
              Consolidated Statement of Comprehensive Income (Loss)

                                                 Nine Months     Nine Months
                                                   ended          ended
                                                 September 30    September 30
                                                   2003            2002

Net Income (Loss) - Net of Tax                      $  (589,633)   $(1,435,991)

Other Comprehensive Income (Loss) :

Unrealized gain (loss) on securities                    (15,743)      (801,619)


Total Other Comprehensive Income (Loss)                 (15,743)      (801,619)


Other Comprehensive Income (Loss) Before Income Taxes   (15,743)      (801,619)

Income Tax (Provision) Benefit

related to Items of Comprehensive Income (Loss)               -        272,550


Total Other Comprehensive Income (Loss)             $   (15,743)   $  (529,069)





                                                    Three Months    Three Months
                                                        ended        ended
                                                    September 30    September 30
                                                        2003          2002


Net Income (Loss) - Net of Tax                          $(531,991)   $  26,182

Other Comprehensive Income (Loss) :


Unrealized gain (loss) on securities                       13,103     (228,234)


Total Other Comprehensive Income (Loss)                    13,103     (228,234)


Other Comprehensive Income (Loss) Before Income Taxes      13,103     (228,234)

Income Tax (Provision) Benefit

related to Items of Comprehensive Income (Loss)                 -       72,261


Total Other Comprehensive Income (Loss)                 $  13,103    $(155,973)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 2000 to September 30, 2003
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


Other comprehensive loss December 31, 2001

Net income for the year ended

December 31, 2001
--------------------------------------------------------------------------------
Balance, December 31, 2001                   42,500      42,500     507,965  507
January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $0.40 a share                               (73,165) (73)
On October 15, 2002 preferred stock

converted to common stock at 2 for 1 ratio   (35,000)    (35,000)     70,000  70

Other comprehensive loss December 31, 2002

Net loss for the year ended

December 31, 2002
--------------------------------------------------------------------------------
Balance, December 31, 2002              7,500       7,500     504,800        504

Stock issued on January 24, 2003

for services rendered @ $0.20 a share                         27,500         28


Other comprehensive loss September 30, 2003

Net lncome for the nine months ended

September 30, 2003
--------------------------------------------------------------------------------
Balance, September 30, 2003            7,500    $  7,500     532,300        532





                                                Additional   Stock
                                                paid in   subscription  retained
                                                capital    receivable   earnings

Balance, December 31, 2000                      4,460,599   (62,500) (1,045,230)

Stock issued on January 15, 2001

for consulting fees @ $3.40 a share                 8,497

Stock issued on January 18, 2001 for

management fees @ $4.19 a share                    30,317

Stock issued on February 21, 2001

for consulting fees @ $2.98 a share                 3,739

Stock issued on March 1, 2001 to

management fees @ $3.40 a share                   118,965       (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital

Formation, Inc. @ $2.13 per share                  95,955

Stock issued on June 22, 2001

to Directors @ $0.60 a share                       10,782

October 1, 2001 cancellation of

stock subscription                               (118,965)       119,000

Other comprehensive loss December 31, 2001

Net income for the year ended

December 31, 2001                                                        56,249
     ---------------------------------------------------- -------------- -------
Balance, December 31, 2001
                                                4,609,889     (62,500) (988,981)
     ==================================================== ============== =======
January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $0.40 a share              (29,193)

On October 15, 2002 preferred stock

converted to common stock at 2 for 1 ratio         34,930


Other comprehensive loss December 31, 2002

Net loss for the year ended

December 31, 2002                                                    (1,404,801)
     ---------------------------------------------------- ----------- ----------
Balance, December 31, 2002
                                                4,615,626  (62,500)  (2,393,782)
Stock issued on January 24, 2003

for services rendered @ $0.20 a share               5,472


Other comprehensive loss September 30, 2003

Net lncome for the nine months ended

September 30, 2003                                                     (589,633)
     ---------------------------------------------------- -------------- -------
Balance, September 30, 2003                     4,621,098 (62,500)  $(2,983,415)






                                               Accumulated other
                                                compreensive              total
                                                income (loss)


Balance, December 31, 2000                                 (27,122)    3,760,152

Stock issued on January 15, 2001

for consulting fees @ $3.40 a share                                       8,500

Stock issued on January 18, 2001 for

management fees @ $4.19 a share                                          30,324

Stock issued on February 21, 2001

for consulting fees @ $2.98 a share                                       3,740

Stock issued on March 1, 2001 to

management fees @ $3.40 a share                                              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital

Formation, Inc. @ $2.13 per share                                       96,000

Stock issued on June 22, 2001

to Directors @ $0.60 a share                                            10,800

October 1, 2001 cancellation of

stock subscription                                                          -


Other comprehensive loss December 31, 2001                (83,991)      (83,991)

Net income for the year ended

December 31, 2001                                                        56,249
-------------------------------------------------------------------------------
Balance, December 31, 2001
                                                         (111,113)    3,490,302
===============================================================================
January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $0.40 a share                                    (29,266)

On October 15, 2002 preferred stock

converted to common stock at 2 for 1 ratio                      -


Other comprehensive loss December 31, 2002               (683,177)     (683,177)

Net loss for the year ended

December 31, 2002                                                    (1,404,801)
-------------------------------------------------------------------------------
Balance, December 31, 2002
                                                       (794,290)       1,373,058
===============================================================================
Stock issued on January 24, 2003

for services rendered @ $0.20 a share                       5,500


Other comprehensive loss September 30, 2003               (15,743)      (15,743)

Net lncome for the nine months ended

September 30, 2003                                                     (589,633)
-------------------------------------------------------------------------------
Balance, September 30, 2003                               (810,033)     773,182
===============================================================================

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                     Consolidated Statements of Cash Flows



                                                  Nine months    Nine months
                                                    ended           ended
                                                   September     September
                                                     2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                                $  (589,633)   $(1,435,991)

Depreciation expense                                  34,039         33,022

(Increase) decrease in accounts receivable           (91,836)     1,848,238

(Increase) decrease in advances                            -          5,815

(Increase) decrease in escrow account                 10,102         (2,916)

(Increase) decrease in income tax benefit            834,691       (231,980)

Increase (decrease) in accounts payable               (4,365)       (40,654)

Increase (decrease) in security deposits              (5,711)        (3,182)

Increase (decrease) in salaries payable                    -         27,050

Increase (decrease) in taxes payable                       -         (3,774)

Common stock issued for services                       5,500              -

Net Cash Provided by (Used in)
Operating Activities                                 192,787        195,628

CASH FLOWS FROM INVESTING ACTIVITIES


Decrease in securities available for sale                  -        164,335

(Increase) decrease in securities                   (103,903)        28,944

Net sale (purchase) of fixed assets                1,026,258        (38,227)

Net Cash Provided by (Used in)
Investing Activities                                 922,355        155,052

CASH FLOWS FROM FINANCING ACTIVITIES


Change in line of credit                              (1,587)       (22,718)

Change in loan fees                                    6,902          5,932

Change in loan payable                                 2,976              -
Change in notes and mortgages payable               (734,808)      (459,256)

Change in common stock                                     -         (1,463)

Change in paid in capital                                  -        (27,803)

Change in assets hels for sale                             -        167,514

Net Cash Provided by
(Used in) Financing Activities                      (726,517)      (337,794)


Net Increase (Decrease) in Cash                      388,625         12,886


Cash at Beginning of Period                           19,832         15,643

Cash at End of Period                            $   408,457    $    28,529

Supplemental Cash Flow Disclosures:


Cash paid during period for interest             $    60,294    $    48,416

Cash paid during period for taxes                          -              -


Schedule of Non-Cash Activities:


Common stock issued for accrued services         $   -        $            -



Common stock received for services              $          -    $   150,000
                             ==============================================


Common stock retired on the
of Northwest Medical Clinic, Inc.               $          -    $    29,266
                             ==============================================


Loss on sale of Northwest Medical Clinic        $         -    $ 1,542,394
                             ==============================================






                                                Three months    Three months
                                                  ended           ended
                                                September 30    September 30
                                                 2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                                $  (531,991)   $    26,182

Depreciation expense                                  12,460         12,164

(Increase) decrease in accounts receivable           (90,869)       207,738

(Increase) decrease in advances                            -          4,800

(Increase) decrease in escrow account                  7,705         (3,343)

(Increase) decrease in income tax benefit            853,003        (67,641)

Increase (decrease) in accounts payable              (16,412)         3,142

Increase (decrease) in security deposits              (7,450)             -

Increase (decrease) in salaries payable                    -            900

Increase (decrease) in taxes payable                       -              -

Common stock issued for services                           -              -

Net Cash Provided by (Used in)
Operating Activities                                 226,446        183,942

CASH FLOWS FROM INVESTING ACTIVITIES


Decrease in securities available for sale                  -              -

(Increase) decrease in securities                   (119,007)        69,085

Net sale (purchase) of fixed assets                1,026,758          6,356

Net Cash Provided by (Used in)
Investing Activities                                 907,751         75,441

CASH FLOWS FROM FINANCING ACTIVITIES


Change in line of credit                                (776)        (1,289)

Change in loan fees                                    6,750          5,807

Change in loan payable                                (3,306)             -
Change in notes and mortgages payable               (729,311)      (249,438)

Change in common stock                                     -              -

Change in paid in capital                                  -              -

Change in assets hels for sale                             -              -

Net Cash Provided by (Used in)
Financing Activities                                (726,643)      (244,920)


Net Increase (Decrease) in Cash                      407,554         14,463


Cash at Beginning of Period                              903         14,066

Cash at End of Period                            $   408,457    $    28,529

Supplemental Cash Flow Disclosures:


Cash paid during period for interest             $    45,634    $    19,410
                             ==============================================
Cash paid during period for taxes                $              $



Schedule of Non-Cash Activities:


Common stock issued for accrued services         $              $       -



Common stock received for services               $              $       -
                             ==============================================


Common stock retired on the sale
of Northwest Medical Clinic, Inc.                $              $       -
                             ==============================================


Loss on sale of Northwest Medical Clinic         $              $         -
                             ==============================================

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Triad Industries, Inc. (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. On October 17, 1997, the Company met to amend the Articles of Incorporation and change the name of the Company to RB Capital & Equities, Inc. All stock transactions have been retroactively restated to reflect a one for twenty reverse stock split.

On March 15, 1999, at a special meeting of the shareholders, Healthcare Resource Management (HRM) reversed its common stock on a one for ten (1:10) from 262,836 to 26,334 shares outstanding. Also, at the meeting of shareholders, HRM ratified a plan of reorganization whereby HRM would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates). The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital & Equities, Inc. controlled HRM after the acquisition. Therefore, RB Capital &
Equities, Inc. was treated as the acquiring entity for accounting purposes and HRM was the surviving entity for legal purposes.

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

In the opinion of management there is not substantial doubt about the Companies ability to continue as a going concern.

f.   Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectable, they will be charged to operations when that determination is made.


g.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at September 30, 2003 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107. Note 3 reflects the fair value of the mortgage payable in accordance with paragraph 11, 12, and 13 of SFAS 107.

h.  Investments in Securities

The Company has securities held as available for sale which are in accordance with SFAS 130 when reporting the unrealized gains or losses. They are classified as available for sale due to the fact that they are not bought or held principally for the purpose of selling them in the near term, they are not actively and frequently bought and sold, nor are they generally used with the objective of generating profits on short-term differences in price. The Companys trading securities are reflected at fair market value and they recognized unrealized gains or (losses) from trading securities in the statement of operations under other income or losses. The Company recognizes unrealized gains and loss from investments in other companies in the statement of comprehensive income (loss). Changes in the fair value of investments or valuation of securities are reflected in the statement of comprehensive income or (loss) in accordance with SFAS 130.


i.  Revenue Recognition and Deferred Revenue

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

j.  Line of Credit

As of September 30, 2003 there is an outstanding balance of $5,451. The Company does not have access to the revolving line of credit, but the account will remain open until the balance is paid in full.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The adoption of SFAS 145 did not have an effect on the Companies consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have an effect on the Companies consolidated financial statements.

In October 2002, the Financial  Accounting  Standards Board issued SFAS No. 147,
Acquisitions  of  Certain  Financial   Institutions    an  amendment  of  FASB
Statements No. 72 and 144 and FASB interpretation No. 9. SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have an effect on the Companies consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS No. 123 Accounting for Stock-Based compensation (SFAS
123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have an effect on the Companies consolidated financial statements.


NOTE 3. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.


                            September 30,           December 31,
                               2003                    2002

                       -----------------------------------
Land                            $         0    $   300,000
Buildings                                 0
                                                   770,000
Equipment                               811          1,900
Computer                             20,438         20,438
Furniture                            16,688         16,188
Tenant Improvements                       0         34,597
                       -----------------------------------
                       -----------------------------------
                                $    37,937    $ 1,143,123
Less Accumulated Depreciation       (23,334)       (68,223)
                       -----------------------------------
Net Property and Equipment      $    14,603    $ 1,074,900
                       ===================================

On July 31, 2003 the Company closed escrow on the sale of their commercial property. The Company sold the property for $1,680,000 dollars; leaving a net gain of $573,014.

NOTE 4. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

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

                                                  September 30,   September 30,
                                                      2003            2002
                                             ------------ --------------------

Net income (loss) from operations                $  (595,354)   $    106,403
Net income (loss) from discontinued operations             0       1,542,394


Basic Income (Loss) Per Share
From continuing operations                       $    (1.12)     $     0.25

                                                       0.00          (3.55)
From discontinued operations
                                                 $    (1.12)     $   (3.30)
Basic income / (loss) per share  combined
                                       ========================================
                                       ========================================

                                                     529,983       433,743
Weighed average number of shares outstanding
                                       ========================================


                                                  September 30,   September 30,
                                                        2003        2002
                                               -------- --------------------

Net income (loss) from operations               $   (595,354)   $  106,403
Net income (loss) from discontinued operations           0       1,542,394

Diluted Income (Loss) Per Share
From continuing operations                      $      (1.09)    $    0.21
                                                        0.00        (2.96)
From discontinued operations
                                             ----------------------------------
                                                $      (1.09)    $  (2.76)
Diluted income / (loss) per share  combined
                                             ==================================
                                             ===================================

                                                      543,806     518,743
Diluted weighed average number of shares outstanding
                                             ===================================

As of September 30, 2003 there have not been any preferred dividends issued that would reduce earnings available to common shareholders.

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

At September 30, 2003 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                        September 30, 2003


Beg. Retained Earnings                        $(2,393,782)
Net Income (Loss) for Period ended 9/30/03
                                                 (589,633)
                               --------------------------
                               --------------------------
Ending Retained Earnings                      $(2,983,415)
                               ==========================
                               ==========================

Gross income tax benefit                      $ 1,014,361
Valuation allowance                            (1,014,361)
                               --------------------------
                               --------------------------
Net income tax benefit
                                $                       0
                               ==========================

The Company has concluded that since it is uncertain as to whether it will be able to recognize the benefit of its operating loss, a full valuation allowance should be provided. At September 30, 2003, the Company had net operating loss carryforwards of approximately $2,983,415. The net operating loss carryforwards expire from 2019 to 2023.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 6.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                Unrealized gain (loss) on      Accumulated comprehensive
                     securities                 Income loss


Beg. Balance 01/01/2003           $      (0)   $(794,290)

3rd. quarter 2003 income (loss)     (15,743)     (15,743)
                             ----------------------------------------
                             ----------------------------------------
Ending Balance        09/30/2003   $ (15,743)   $(810,033)
                             ========================================

Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.


NOTE 7. AVAILABLE FOR SALE SECURITIES

At September 30, 2003, the Company held available for sale securities of the following companies:

                  Trading  Trading    Number of      Mkt. Price            FMV
                  Symbol   Market      Shares     At Period End    At Period End


Atlantic Syndication   asni   otc        11,000             0.05       550
Diversified Thermal    dvts   otc         7,500             0.27     2,025
Komodo, Inc.           kmdo   otc           668             0.20       133
Merchantpark Comm      mpkc   pink      403,500             0.05    20,175
Nicholas Inv.          nivi   otc    13,239,853             0.00     8,896
Millenium Plastics     mpco   pink       30,000             0.00        30
Global Energy, Inc.    geng   otc         5,000             0.23     1,150

--------------------------------------------------------------------------
Total                                                           $   32,959
==========================================================================

The Company is in accordance with SFAS 130 when reporting the unrealized gains or losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of September 30, 2003 in accordance with SFAS 115.

NOTE 8.  TRADING SECURITIES

At September 30, 2003, the Company held trading securities in the following companies:

                        Trading     Number of   Value Price    FMV
                         Symbol      Shares    At Period End  At Period End


America Online             twx         100            15.11   1,511
Anheiser Busch             bud         100            49.34   4,934
Chevron                    cvx         100            71.45   7,145
Cisco                      csco        100            19.59   1,959
Citibank                   c           100            45.51   4,551
Coca Cola Entertainment    cce         100            19.06   1,906
Cypress Semi               cy          200            17.68   3,536
Dow Chemical               dow         100            32.54   3,254
Exxon - Mobil              xom         100            36.60   3,660
General Electric           ge          100            29.81   2,981
General Electric Capital   gec         100            25.88   2,588
Home Depot                 hd          100            31.85   3,185
Intel Corp.                intc        100            27.52   5,504
Interpore                  bonz        100            15.36   1,536
Johnson & Johnson          jnj         100            49.52   4,952
Lowes                      low         100            51.90   5,190
Microsoft                  msft        100            27.80   2,780
Nike                       nke         100            60.82   6,082
Nokia                      nok         100            15.60   1,560
Pepsi                      pep         100            45.83   4,583
Pfizer                     pfe         100            30.38   3,038
Proctor & Gamble           pg          100            92.82   9,282
SBC Communications         sbc         100            22.25   2,225
Starbucks                  sbux        100            28.80   2,880
Sysco                      syy         100            32.71   3,271
UPS                        ups         100            63.80   6,380
US Bank                    usb         100            23.99   2,399
Walmart                    wmt         100            55.85   5,585
Wells Fargo                wfc         100            51.50   5,150

-------------------------------------------------------------------
Total                                              $113,607
===================================================================

The Company recognized unrealized gains or (losses) from trading securities in the statement of operations under other income and (ewxpenses).

NOTE 9.  INVESTMENTS IN OTHER COMPANIES

At September 30, 2003, the Company held investments in the following companies:

                                       Number of  Value Price    FMV
                                        Shares    At Period End  At Period End


Advanced Interactive Inc.                   5,125       0.97     4,972
American Eagle Financial                   55,000       0.10     5,500
Atlantic & Pacific Guarantee            1,000,000       0.01    18,000
Beach Brew Beverage Company               625,000       0.02    17,500
Blue Gold                                 125,000       0.01       125
Carrara                                   325,000       0.00       371
Escondido Capital                         629,810       0.06    41,041
Heritage National Corporation                   0       0.00    25,000
International Sports Marketing, Inc.      100,000       0.01     1,000
Love Calendar (Nevada)                    100,000       0.01     1,000
Love Calendar (Utah)                       25,000       1.00    25,000
Love Concepts                             100,000       0.01     1,000
Noble Onie                                 25,000       0.10     2,500
Oasis Information Systems                 763,117       0.01     4,577
Quantum Companies                       1,110,000       0.01     2,897
Resume Junction                            20,000       0.10     2,000
Spa International                         245,146       0.00         0
Sterling Electronic Commerce              300,000       0.05    15,000
The Shops Network                           5,000       0.10       500
Thunder Mountain                          100,000       0.01     1,000
Trans Pacific Group                       100,000       0.01     1,000

----------------------------------------------------------------------
Total                                                       $  169,983
======================================================================

The Company owns less than 5% in each of these companies with the exception of Quantum Companies. Quantum Companies is recorded on the equity method. The companies are nonmarketable equities and are recorded at cost. All unrealized gains and losses will be recorded in the statement of comprehensive income
(loss).

NOTE 10.  OPERATING SEGMENTS


Nine Months Ended              Triad           RB Capital &   Corporate Capital
 September 30, 2003        Industries, Inc.   Equities, Inc.    Formation, Inc.


Total Revenue                     $  88,291    $  97,955    $  13,114
Costs of Revenues                   (38,700)
                                                  (4,007)      (3,330)
                   ------------------------------------------------------------
                   ------------------------------------------------------------

Gross Profit                         84,284        9,784
                                                               59,255
Total Operating Costs              (207,623)    (177,643)
                                                              (18,727)
                   ------------------------------------------------------------
                   ------------------------------------------------------------

Operating income (loss)            (123,339)    (118,388)      (8,943)

Total other income & (expenses)    (332,512)      (6,457)           6

                   ------------------------------------------------------------
                   ------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $(455,851)   $(124,845)   $  (8,937)
                   ===========================================================
                   ============================================================


Nine Months Ended                     Triad   RB Capital &   Corporate Capital
September 30, 2002                Industries  Equities,Inc.  Formation, Inc.
                   ------------------------------------------------------------
                   ------------------------------------------------------------

Total Revenue                     $ 146,657    $ 302,657    $  61,756
Costs of Revenues                     (0)       (29,149)       (3,293)
                   ------------------------------------------------------------
                   ------------------------------------------------------------

Gross Profit                        146,657      273,508       58,463
Total Operating Costs              (133,509)    (118,898)     (49,321)
                   ------------------------------------------------------------
                   ------------------------------------------------------------

Operating income (loss)              13,148      154,610        9,142

Total other income & (expenses)     (12,713)     (14,898)      (2,325)


                   ------------------------------------------------------------
                   ------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $     435    $ 139,721    $   6,817
                   ============================================================


In accordance with FASB 131 paragraph 18 the Company is reporting the information of their operating segments that meet the quantitative thresholds.

NOTE 11.  ACQUISITIONS

All stock transactions have been retroactively restated to reflect a one for twenty reverse stock split.

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

The operating results of the acquired entities are included in the Companys consolidated financial statements from the date of acquisition. There were no acquisitions that affected the two periods ended September 30, 2003 and 2002.

NOTE 12.  IMPAIRMENT LOSS

The Company recognized an impairment loss due to the carring amount of the deferred tax benefit exceeded the fair market value of the asset. The impairment loss was reported in the statement of operations in a separate line item and before income taxes. The impairment loss the Company is taking is affecting each operating segment.


NOTE 13.  STOCK TRANSACTIONS

All stock transactions have been retroactively restated to reflect a one for twenty reverse stock split.

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

On February 28, 2003 the Company completed a one for twenty reverse stock split.

As of September 30, 2003 the Company had 532,300 shares of common stock issued and outstanding.

NOTE 14.  STOCKHOLDERS EQUITY

All stock transactions have been retroactively restated to reflect a one for twenty reverse stock split.

The stockholders equity section of the Company contains the following classes of capital stock as of September 30, 2003.

(A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 7,500 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 532,300 shares issued and outstanding as of September 30, 2003.

The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of September 30, 2003.

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

As of September 30, 2003 there were no stock options issued or outstanding.

                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

As of September 30, 2003, the Company has $729,171 in total current assets compared to total current assets of $169,247 as of December 31, 2002. The major factor in the increase of current assets was the sale of the 350 West Ninth Avenue commercial property, in which the company received proceeds of approximately $715,000 and recognized a gain from this asset disposal of $573,014. When comparing the current assets of the Company with December 31, 2001, there is an increase of $559,924. The cash proceeds were used to pay down accounts payable, to purchase a portfolio of trading securities, and $408,457 is still held in cash. As of September 30, 2003 the Company holds $146,566 in trading and available for sale securities compared to $57,001 of available for sale securities as of December 31, 2002. As of September 30, 2003 the current assets were comprised of $408,457 in cash, $174,178 in accounts receivable, and $146,566 in securities.

As of September 30, 2003 the Company has $141,800 in total current liabilities compared to $300,173 as of December 31, 2002. The most notable decrease in current assets comes from the decrease of the current portions of notes payable. This decrease of $150,910 is due to the sale of the commercial property. Security deposits payable decreased by approximately $4,500 for the same reason.


Results of Operations

For the three months ending September 30, 2003 the Company had income from continuing operations before taxes in the amount of $321,012 compared to income from continuing operations before taxes in the amount of $30,802 for the same period of 2002. However, the Company had a loss from continuing operations after taxes of $531,991 compared to income for the same period the year before of $26,182. The main contributor to the increase in income before taxes was a gain of $573,014 from the sale of the Companys commercial property. The factor contributing to the loss after taxes was that management determined a deferred tax benefit of $853,003 was impaired because its value exceeded the fair value management believed the Company would receive from the asset. This was mostly determined after the sale of the commercial property. Management had hoped that an improving economy along with the increasing value of the commercial property (at the time of sale) would yield increased net income to the Company, which would be able to be offset partially by the deferred tax benefit. However, in conjunction with the sale of the commercial building the financial services revenues have not increased as management has hoped, therefore, the use of this benefit was deemed remote and management decided to impair the benefit. The loss fromontinuing operations also includes $12,460 in depreciation and amortization expense compared to $12,164 for the same period of 2002. Administrative expenses also increased $154,333 for the third quarter of 2003 compared to the same period of 2002. This increase is predominately caused by the increase of operating expenses of the financial services sector. Costs such as payroll, insurance, workers comp, and rental expense have all increased. There was a sharp increase in interest expense in the third quarter of 2003. Interest expense increased from $14,644 for the three months ended September 30, 2002 to $36,602 for the three months ended September 30, 2003. This is due to the Company having a prepayment penalty on the commercial property note. The Company also had a net loss on the sale of marketable securities of $1,327 for the three months ended September 30, 2003 compared to a net loss of $10,524 for the same period the year before.
The Company had revenues of $39,836 for the three months ended September 30, 2003 compared with $138,870 for the same period last year. In the opinion of management, unsteady financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries. Management is hoping that the financial services sector will start to improve in the next two quarters.

For the nine months ending September 30, 2003 the Company had a net loss from continuing operations after tax effects in the amount of $589,633 compared to net income from continuing operations after tax effects of $106,403 for the same period of 2002. The main contributor to the increase in income before taxes was a gain of $573,014 from the sale of the Companys commercial property. The factor contributing to the loss after taxes was that management determined a deferred tax benefit of $834,691 was impaired because its value exceeded the fair value management believed the Company would receive from the asset. This was mostly determined after the sale of the commercial property. Management had hoped that an improving economy along with the increasing value of the commercial property (at the time of sale) would yield increased net income to the Company, which would be able to be offset partially by the deferred tax benefit. However, in conjunction with the sale of the commercial building the financial services revenues have not increased as management has hoped, therefore, the use of this benefit was deemed remote and management decided to impair the benefit. Depreciation and Amortization was increased approximately $1,000 for the nine months ended September 30, 2003 to $34,039. The Company had a net gain on the sale of disposable assets in the amount of $573,014 for the nine months ended September 30, 2003 compared to a net gain on the sale of disposable assets of $93,283 for the same period of 2002. The Company had a loss from an investment it accounts for on the equity method of $5,721 for the nine months ended September 30, 2003 compared to a loss of $45,073 for the same period the year before.

The Company had revenues of $199,360 for the nine months ended September 30, 2003 compared with $511,070 for the same period last year. For the nine months ended September 30, 2002, it should be noted that the Company had recognized $150,000 in common stock received for services, whereas 2003 does not have any common stock received for services. In the opinion of management, unsteady financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries. Management is hoping that the financial services sector will start to improve in the next two quarters.


The Company functions in two sectors:  financial services and real estate*.
     Nine Months Ending September 30, September 30, 2003 2002

        Financial Services   $112,989   $405,752
        Real Estate            86,371    105,318

        Total                $199,360   $511,070

*The Company sold its last real estate holding on July 31, 2003.

For the three months ended September 30, 2003 the Financial Services sector was off significantly when compared to the same period of 2002. Financial Services revenue decreased $72,235 when comparing the third quarter of 2003 to the same period of 2002. Accounting for a large portion of this decrease was that for the nine months ended September 30, 2002, it should be noted that the Company had recognized $150,000 in common stock received for services, whereas 2003 does not have any common stock received for services. In the opinion of management this decrease was due to further unsteady financial markets. These deteriorating financial markets made liquidity very difficult on small companies who are the primary clients of the financial services sector. Operating costs in this sector remained fairly constant except for an approximate increase of $28,000. Costs such as payroll, insurance, workers comp, and rental expense have all increased.

The Company sold its last real estate holding on July 31, 2003. Therefore no comparative information is presented. The Company did recognize a gain of $573,014 from the sale of the commercial property.

For the nine months ended September 30, 2003 the Financial Services sector was off approximately 60%. In the opinion of management this was due to unsteady financial markets. Accounting for a large portion of this decrease was that for the nine months ended September 30, 2002, it should be noted that the Company had recognized $150,000 in common stock received for services, whereas 2003 does not have any common stock received for services. These deteriorating financial markets made liquidity very difficult on small companies who are the primary clients of the financial services sector. Once again operating costs remained fairly constant. . Operating costs in this sector remained fairly constant except for an approximate increase of $28,000. Costs such as payroll, insurance, workers comp, and rental expense have all increased.

Net Operating Loss

The Company has accumulated approximately $2,983,415 of net operating loss carryforwards as of September 30, 2003, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The net loss carryforwards expire from the years 2019 till 2023. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2002 in the amount of $834,691. This tax benefit was subsequently impaired, when the carrying amount of the asset exceeded its fair market value. Therefore, no tax benefit is any longer recorded in the Companys financial statements.


Controls and Procedures

We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management,  including  our  Presidient,  of  information  required  to  be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our President. Based upon that evaluation, the President has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of managements evaluation.


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

                          ITEM 2. CHANGES IN SECURITIES
         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION

         None.

                       ITEM 6. EXHIBITS AND REPORTS ON 8-K
a. Exhibit 31.1 Section 302 Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
        Exhibit 32.2 Section 302 Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
        Exhibit 99.1 Section 906 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
        Exhibit 99.2 Section 906 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

b.       Reports on Form 8K
                Filed by reference on August 12, 2003.
c.       Form 10QSBA filed by reference on August 25, 2003
         Form 10QSB filed by reference on August 15, 2003
         Form 10KSBA filed by reference on August 15, 2003.
         Form 10QSBA filed by reference on August 14, 2003
         Form 10Q filed by reference on August 13, 2003.
         Form 10QSB filed by reference on Juy 14, 2003.
         Form 10QSB filed by reference on Juy 14, 2003.
         Form 10QSB filed by reference on Juy 14, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TRIAD INDUSTRIES, INC.


Dated: September 13, 2003

                                                   By:_____________________
                                                     Linda Bryson
                                                     President, Director