Form 10KSB/A
period 2002-12-31
TRIAD INDUSTRIES INC
filed 2003-12-16
CIK 1092105

Securities and Exchange Commission
                              Washington, DC 20549

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

                                    x YES NO
As of February 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $45,314 based upon a $.10 per share trading price on February 28, 2003.

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

     All share issuances, including share issuance and share issue prices have been retroactively restated to reflect a reverse stock split of one for twenty.

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

     As of December  31, 2002 the Company had 504,800  shares of $.001 par value
common  stock   outstanding   and  7,500  shares  of  $1.00   preferred  stock
outstanding.

     The Company is not required to deliver an annual report to security holders. The Company will send an annual report with audited financial statements to a security holder if requested.

     The Company is required to file 10KSBs, 10QSBs, 8KSBs, and various other reports. The public may read and copy any materials the Company files with the SEC at the SECs Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website where these reports may be found. The address of the website is as follows http://www.sec.gov.


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

     The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TRDD. The company stock has, during the fiscal year ending December 31, 2002, traded between $.10 and $1.60 per share. The number of shares of record of common stock, $.001 par value, of the Company was 504,800 as of December 31, 2002. The Company has not yet adopted any policy regarding payment of dividends. It should be noted that the Company declared a one for twenty reverse stock split, which was effective on February 28, 2003.

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

     It should be noted that the Company declared a one for twenty reverse stock split, which was effective on February 28, 2003.

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

     For the year ended December 31, 2002 the Company had net income from continuing operations of $84,569 compared to a net loss from continuing operations of $64,810 for the same period of 2001. For the year ended December 31, 2002, the Company had a net loss of $1,457,825 compared to net income of $56,249 for the same period the year before.

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

     The Company having income from continuing operations for the year ended December 31, 2002 compared to a loss from continuing operations can be attributed to several factors. There was a $40,506 decrease in Depreciation and Amortization, which can mostly again be attributed to the Miramar Road sale which was on the Companys books for about half of last year. The Company also had gains on the sale of assets in the amount of $93,283 for the year ended December 31, 2002. The Balboa-Hornblend property sold for $391,500 and closed on January 30, 2002. The property had a cost of $386,350, for a net gain on the sale of the asset of $5,150. The Grand Avenue property sold for $350,000 and closed on March 31, 2002. The Grand Avenue property had a cost of $261,867, for a net gain on the sale of the asset of $88,133. General and Administrative costs decreased $613,524 from 2001 to 2002 mostly due to the Company further downsizing in difficult financial times.. It should be noted that costs of sales and general and administrative costs decreased almost 60%. The Company also recognized a loss of $25,691 from an investment in another company that is accounted for under the equity method. The Company realized a gain of $106,366 from the sale of securities compared to $27,703 in the prior year. Management does not attribute this increase to any single factor, except that for the year ended December 31, 2001 was substantially lower than in past years.

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





                            Income Statement Summary
                                   December 31

                                           2002     2001

Revenues                              651,308      873,099

Total Operating Costs                 537,832    1,365,619

Income (Loss)from Operation           113,476     (492,520)

Other Income/ (Expense)                59,109      439,793

Net Income / (Loss) From              172,585      (52,727)
Continuing Operations Before Tax






                        FINANCIAL INFORMATION RELATING TO
                        INDUSTRY SEGEMENTS AND CLASSES OF
                              PRODUCTS OR SERVICES

                                      YEAR
                                             2000         2001            2002

Sales to unaffiliated customers:
Miramar Road Associates, LLC. * /
Triad Industries, Inc.
Commercial Real Estate Rental Revenue       593,483       235,008       130,662
Gam Properties, Inc.     **
Residential Real Estate Rental Revenue      116,069        71,880         7,700
RB Capital and Equities, Inc. /
Triad Industries/
Corporate Capital Formation, Inc.
Financial Service Revenue                   423,405       566,211       512,946

Intersegment Sales
Miramar Road Associates, LLC.                     -             -             -
Gam Properties, Inc.                              -             -             -
RB Capital and Equities, Inc.                     -             -             -
Triad Industries, Inc.                            -             -             -
HRM                                               -             -             -
Northwest Medical Clinic, Inc.                    -             -             -
Corporate Capital Formation, Inc.

Operating Profit/Loss
Miramar Road Associates, LLC.*              211,861      (622,364)            -
Gam Properties, Inc.                         15,257             -             -
RB Capital and Equities, Inc.               (64,598)      275,909       161,846
Triad Industries, Inc.                     (218,492)     (116,734)      (32,909)
HRM                                            (355)            -             -
Corporate Capital Formation, Inc.                 -       (28,460)      (15,462)
Triad Realty Inc.                                 -          (870)            -

Identifiable Assets
Miramar Road Associates, LLC.*            3,783,450             -             -
Gam Properties, Inc.**                    1,035,299             -             -
RB Capital and Equities, Inc.               582,973       804,334       190,611
Triad Industries, Inc.**                    601,522     2,760,124     2,050,617
HRM                                          3,026         3,026          3,028
Northwest Medial Clinic, Inc***             1,632,711     1,697,909           -
Corporate Capital Formation, Inc.                 -       170,178       113,525


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

     Triad Industries, Inc. the parent company had an operating loss of $(32,909) compared to an operating loss of ($116,734) for the same period of 2001. It is difficult to present comparative information for Triad Industries, Inc. This is due to the fact that the main operation of the parent Company is the 350 West Ninth Avenue building, which was acquired in the middle of 2001. The operating costs of the building are for the most part fixed, except for miscellaneous maintenance items, which occur from time to time. Triad Industries, Inc. did have higher revenues due to having the commercial property holding for the entire year of 2002 when compared to 2001. Administrative and general costs of the parent company have also remained fairly steady in terms of year to year comparison.

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


                              Balance Sheet Summary
                                   December 31

                            2002             2001

Total Current Assets          169,247   3,387,499
Property (net)              1,074,900   1,077,363

Total Assets                2,357,781   5,435,571

Current Liabilities           300,173   1,100,109

Long Term Liabilities         583,898     845,159

Total Liabilities             884,071   1,945,268

Total Stockholders Equity   1,473,710   3,490,303

Total Liabilities and
Stockholders Equity         2,357,781   5,435,571

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

Net Operating Losses

     The Company has accumulated $(2,446,806) of net operating losses and other comprehensive losses of $(640,614) as of December 31, 2002, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. It should be noted that the company has recorded a deferred tax benefit on thier books in the amount of $935,343 as of December 31, 2002 compared to a benefit of $574,553 for the same peiod the year before.

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




__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

March 29, 2003
Chula Vista, California




                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                ASSETS
                               As of        Year Ended
                             December 31,   December 31,
                               2002             2001
CURRENT ASSETS
Cash                       $   19,832   $   15,643
Accounts receivable            82,312      444,461
Accounts receivable
medical clinic                      -    1,633,083
Advance expenses                    -        5,815
Marketable securities
(see note 8)                   57,001      561,159
Escrow account -
property taxes                 10,102       10,824
Assets held for sale                -      716,514
Total Current Assets          169,247    3,387,499
NET PROPERTY & EQUIPMENT    1,074,900    1,077,363
OTHER ASSETS
Investments in other
ompanies (see note 9)         171,389      388,832
Net loan fees                   6,902        7,324
Deferred tax benefit          935,343      574,553
Total Other Assets          1,113,634      970,709
TOTAL ASSETS               $2,357,781   $5,435,571



                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                           As of         Year Ended
                                         December 31,    December 31,
                                            2002              2001
CURRENT LIABILITIES
Accounts payable                       $    25,087    $    73,726
Loans payable                              105,800        278,102
Line of credit                               7,038         30,078
Taxes payable                                6,251         10,024
Security deposits                            5,087          8,269
Notes payable on assets
held for sale                                    -        549,000
Trust deeds and mortgages
Short-term portion                         150,910        150,910
Total Current Liabilities                  300,173      1,100,109
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                          583,898        845,159
Total Long-Term Liabilities                583,898        845,159
TOTAL LIABILITIES                          884,071      1,945,268
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 and
2,500  shares issued and
outstanding for 2002
and 2001, respectively)                      7,500         42,500
Common stock ($0.001 par
value, 50,000,000 shares
authorized 504,800 and
506,908 shares issued and
outstanding for 2002
and 2001, respectively)                        504            507
Additional paid-in capital               4,615,626      4,609,889
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (640,614)      (111,113)
Retained earnings (deficit)             (2,446,806)      (988,981)
Total Stockholders' Equity               1,473,710      3,490,303
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $ 2,357,781    $ 5,435,571



                    TRIAD INDUSTRIES, INC.
            (Formerly RB Capital & Equities, Inc.)
            Consolidated Statements of Operations
                                     Year Ended      Year Ended
                                     December 31,    December 31,
                                        2002           2001
REVENUES
Consulting income                   $   512,946    $   566,211
Rental income                           138,362        306,888
Total Revenues                          651,308        873,099
Costs of revenues                       (48,530)       (23,240)
GROSS PROFIT                            602,778        849,859
OPERATING COSTS
Bad debt expense                         55,504        254,554
Depreciation expense                     31,130         71,633
Administrative expense                  402,668      1,016,192
Total Operating Costs                   489,302      1,342,379
OPERATING INCOME (LOSS)                 113,476       (492,520)
OTHER INCOME & (EXPENSES)
Interest income                           2,696          6,897
Other income                              2,986         19,812
Other expenses                          (45,173)             -
Net realized gain on
sale of marketable securities           106,366         27,703
Loss In investment
(see note 9)                            (25,691)
Net gain (loss) on
disposable assets                        93,283        570,964
Finance charges                             400              -
Interest expense                        (75,758)      (185,583)
Total Other Income
& (Expenses)                             59,109        439,793
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                   172,585        (52,727)
INCOME TAX (PROVISION) BENEFIT          (88,016)       (12,083)
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX                $    84,569        (64,810)
DISCONTINUED OPERATIONS
Gain on operations of Northewest
Medical Clinic, Inc.                          -        121,059

Loss on sale of Northwest Medical
Clinic, Inc.                         (1,542,394)             -

NET INCOME (LOSS)                   $(1,457,825)        56,249
BASIC INCOME (LOSS) PER SHARE
Income (loss) from
continuing operations               $      0.19   $     (0.13)
Income (loss) from
discontinued operations             $     (3.44)   $      0.24
BASIC INCOME (LOSS) PER SHARE       $     (3.25)   $      0.11
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                448,702        499,056
DILUTED INCOME (LOSS) PER SHARE
Income (loss) from
continuing operations               $      0.23    $     (0.11)
Income (loss) from
discontinued operations             $     (2.93)   $      0.21
DILUTED INCOME (LOSS) PER SHARE     $     (2.70)   $      0.10
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING               526,222        584,056



                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Comprehensive Income (Loss)
                                            Year Ended       Year Ended
                                            December 31,     December 31,
                                              2002              2001
Net Income (Loss) - Net of Tax            $(1,457,825)       (56,249)
Other Comprehensive
Income (Loss) :
Unrealized gain (loss) on securities       (802,276)        (100,970)
Total Other Comprehensive Income (Loss)    (802,276)        (100,970)
Other Comprehensive Income (Loss)
Before Income Taxes                        (802,276)        (100,970)
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)                 272,775           16,979
Total Other Comprehensive
Income (Loss)                            $ (529,501)         (83,991)


           TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
           Consolidated Statement of Stockholders' Equity
            From December 31, 1997 to December 31, 2002

                                    Preferred Preferred    Common      Common
                                     Shares     Stock      Shares      Stock

 Balance, December 31, 1997                 -        $ -     118,033      $ 117

Common stock issued June 17,1998
for securities valued @ $21.38 per share                         660          1

Common stock issued June 17, 1998 for
securities valued @ $18 per share                              3,000          3

Common stock issued June 17, 1998
for securities valued @ $1.67 per share                          750          1

Common stock issued June 17, 1998
for note payable @ $6.66 per share                             1,524          2

Common stock issued June 17, 1998
for securities valued @ $6.66 per share                        6,750          8

Common stock issued June 17, 1998
for services (officers) valued @ $6.66
per share                                                     15,000         15

Common stock issued November 4,
1998 for subscription receivable
 @ $3.33 per share                                            18,750         18

Common stock issued December 31, 1998
for note payable @ $6.45 per share                               938          1

Common stock issued December 31, 1998
for management fees @ $6.66 per share                          3,038          3

Common stock issued December 31, 1998
for note payable @ $6.66 per share                             3,024          3

Common stock issued December 31,1998
for securities valued @ $4.11 per share                       11,250         11

Contributed capital

Net loss for the year ended
December 31,1998

Balance, December 31, 1998                  -          -     182,717        183







                                            Additional
                                             Paid-in    Subscription   Retained
                                             Capital     Receivable     Earnings

Balance, December 31, 1997                 $   635,319      $ -       $ 95,266

Common stock issued June 17,1998
for securities valued @ $21.38 per share        14,108

Common stock issued June 17, 1998 for
securities valued @ $18 per share               53,997

Common stock issued June 17, 1998
for securities valued @ $1.67 per share          1,249

Common stock issued June 17, 1998
for note payable @ $6.66 per share              10,159

Common stock issued June 17, 1998
for securities valued @ $6.66 per share         44,992

Common stock issued June 17, 1998
for services (officers) valued @ $6.66
per share                                       99,985

Common stock issued November 4,
1998 for subscription receivable
@ $3.33 per share                               62,482   (62,500)

Common stock issued December 31, 1998
for note payable @ $6.45 per share               6,049

Common stock issued December 31, 1998
for management fees @ $6.66 per share           20,250

Common stock issued December 31, 1998
for note payable @ $6.66 per share              20,159

Common stock issued December 31,1998
for securities valued @ $4.11 per share         46,239

Contributed capital                              4,139

Net loss for the year ended
December 31,1998                                                      (62,126)

Balance, December 31, 1998                   1,019,127    (62,500)     33,140













                                 Accmulated other
                                   Comprehensive    Total
                                     Income
                                      (Loss)

Balance, December 31, 1997                 $ -   $ 730,702

Common stock issued June 17,1998
for securities valued @ $21.38 per share     -      14,109

Common stock issued June 17, 1998 for
securities valued @ $18 per share            -      54,000

Common stock issued June 17, 1998
for securities valued @ $1.67 per share      -       1,250

Common stock issued June 17, 1998
for note payable @ $6.66 per share           -      10,161

Common stock issued June 17, 1998
for securities valued @ $6.66 per share      -      45,000

Common stock issued June 17, 1998
for services (officers) valued @ $6.66
per share                                    -     100,000

Common stock issued November 4,
1998 for subscription receivable
@ $3.33 per share                            -           -

Common stock issued December 31, 1998
for note payable @ $6.45 per share           -       6,050

Common stock issued December 31, 1998
for management fees @ $6.66 per share        -      20,253

Common stock issued December 31, 1998
for note payable @ $6.66 per share           -      20,162

Common stock issued December 31,1998
for securities valued @ $4.11 per share      -      46,250

Contributed capital                          -       4,139

Net loss for the year ended
December 31,1998                             -     (62,126)

Balance, December 31, 1998                   -     989,950




                                 Preferred     Preferred      Common     Common
                                  Shares        Stock         Shares      Stcok


Balance, December 31, 1998                                   182,717        183

 Recapitalization (Note 1)                                    26,334         26

 Common stock issued on March 15,
 1999 for the purchase of Gam
 Properties, Inc. @ $12.50 per share                          56,000         56

 Preferred stock issued on March 15,
 1999 for the purchase of Miramar Road
 Associates, LLC @ $20.00 per share    35,000     35,000

 Common stock issued March 15, 1999
 for services valued @ $6.17 per share                        15,697         15

 Preferred stock issued September 1999
 in exchange for 1.5 million shares of
 Pro Glass Technologies, Inc. common
 stock valued @ $20.00 per share        7,500      7,500

 Stock subscription receivable

 Common  stock issued December
 1999 for cash @ $4.50 per share                              16,000         16

 Common stock issued December 1999
 for management fees @ $1.20 per share                        24,480         24

 Net loss for the year ended
 December 31, 1999

 Balance, December  31, 1999           42,500     42,500     321,228        320

 Stock issued on January 5, 2000
 to Directors @ $1.20 a share                                  3,600          4

Stock issued on March 1, 2000 for
services rendered @ $2.92 a share                              6,150          6

Stock issued on June 15, 2000
 to Directors @ $10. a share                                   3,600          4

Stock issued on June 30, 2000 for
 the Purchase of Northwest, LLC.
 @ $19.14 a share                                             73,165         73

 Stock issued on June 30, 2000  to Donner
 Investment Corp. @ $19.20 a share                             1,829          2

Stock issued on October 1, 2000 to
 Novak Capital @ $4. a share                                  10,000         10

 Stock issued on December 12, 2000
 to Directors @ $4.70 a share                                 14,400         14

 Other comprehensive loss December 31, 2000

 Net loss for the year ended
 December 31, 2000

 Balance, December  31, 2000           42,500     42,500     433,972        433







                                             Additional    Stock       Retained
                                              Paid In    Subscription  Earnings
                                              Capital    Receivable


Balance, December 31, 1998                    1,019,127    (62,500)      33,140

Recapitalization (Note 1)                        33,897    (20,000)

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $12.50 per share             699,944

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $20.00 per share              665,000

Common stock issued March 15, 1999
for services valued @ $6.17 per share           196,826

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $20.00 per share                 142,500

Stock subscription receivable                             20,000

Common stock issued December
1999 for cash @ $4.50 per share                  71,929

Common stock issued December 1999
for management fees @ $1.20 per share            29,351

Net loss for the year ended
December 31, 1999                                                     (712,680)

Balance, December 31, 1999                    2,858,574  (62,500)     (679,540)

Stock issued on January 5, 2000
to Directors @ $1.20 a share                      4,316

Stock issued on March 1, 2000 for
services rendered @ $2.92 a share                17,994

Stock issued on June 15, 2000
to Directors @ $10. a share                      35,996

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $19.14 a share                              1,400,945

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $19.20 a share                35,118

Stock issued on October 1, 2000 to
Novak Capital @ $4. a share                      39,990

Stock issued on December 12, 2000
to Directors @ $4.70 a share                     67,666

Other comprehensive loss December 31, 2000

Net loss for the year ended
December 31, 2000                                                    (365,689)

Balance, December 31, 2000                    4,460,599   (62,500) (1,045,230)




                                       Accumulated other      Total
                                        Comprehensive
                                          Income
                                          (Loss)


Balance, December 31, 1998                            -       989,950

Recapitalization (Note 1)                             -        13,923

Common stock issued on March 15,
1999 for the purchase of Gam
Properties, Inc. @ $12.50 per share                   -       700,000

Preferred stock issued on March 15,
1999 for the purchase of Miramar Road
Associates, LLC @ $20.00 per share                    -       700,000

Common stock issued March 15, 1999
for services valued @ $6.17 per share                 -       196,841

Preferred stock issued September 1999
in exchange for 1.5 million shares of
Pro Glass Technologies, Inc. common
stock valued @ $20.00 per share                       -       150,000

Stock subscription receivable                         -        20,000

Common stock issued December
1999 for cash @ $4.50 per share                       -        71,945

Common stock issued December 1999
for management fees @ $1.20 per share                 -        29,375

Net loss for the year ended
December 31, 1999                                     -      (712,680)

Balance, December 31, 1999                            -     2,159,354

Stock issued on January 5, 2000
to Directors @ $1.20 a share                          -         4,320

Stock issued on March 1, 2000 for
services rendered @ $2.92 a share                     -        18,000

Stock issued on June 15, 2000
to Directors @ $10. a share                           -        36,000

Stock issued on June 30, 2000 for
the Purchase of Northwest, LLC.
@ $19.14 a share                                      -     1,401,018

Stock issued on June 30, 2000 to Donner
Investment Corp. @ $19.20 a share                     -        35,120

Stock issued on October 1, 2000 to
Novak Capital @ $4. a share                           -        40,000

Stock issued on December 12, 2000
to Directors @ $4.70 a share                          -        67,680

Other comprehensive loss December 31, 2000      (27,122)      (27,122)

Net loss for the year ended
December 31, 2000                                     -      (365,689)

Balance, December 31, 2000                      (27,122)    3,368,680






                                      Preferred    Preferred   Common    Common
                                        Shares      Stock      Shares    Stock


Balance, December 31, 2000             42,500     42,500     433,972        433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40share                              2,500          3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                               7,238          7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                           1,255          1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                              35,000         35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                            45,000         45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                                 18,000         18

 October 1, 2001 cancellation of
 stock subscription                                          (35,000)       (35)

 Other comprehensive loss December 31, 2001

Net lncome for the year ended
 December 31, 2001

Balance,  December 31, 2001           42,500     42,500     507,965        507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $ 0.40 a share                       (73,165)       (73)

 On October 15, 2002 preferred stock
 converted to common stock at 1 for 2 (35,000)   (35,000)     70,000         70

 Other Comprehensive loss December 31, 2002
 Net loss for the year ended

 December 31, 2002

 Balance,  December 31, 2002            7,500    $ 7,500     504,800      $ 504







                                            Additional      Stock      Retained
                                             Paid in     subscription   Earnings
                                            Capital       Receivable




Balance, December 31, 2000                     4,460,599   (62,500) (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40share                   8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                   30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                  118,965   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                      10,782

October 1, 2001 cancellation of
stock subscription                              (118,965)   119,000

Other comprehensive loss December 31, 2001

Net lncome for the year ended
December 31, 2001                                                      56,249

Balance, December 31, 2001                     4,609,889   (62,500)   (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.40 a share            (29,193)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2              34,930

Other Comprehensive loss December 31, 2002
Net loss for the year ended

December 31, 2002                                                   (1,457,825)

Balance, December 31, 2002                   $ 4,615,626 $(62,500) $(2,446,806)








                                           Accumulated other
                                            Comprehensive      Total
                                             Income (Loss)




Balance, December 31, 2000                       (27,122)     3,368,680

Stock issued on January 15, 2001
for consulting fees @ $3.40share                       -          8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -         30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -          3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -         96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -         10,800

October 1, 2001 cancellation of
stock subscription                                     -              -

Other comprehensive loss December 31, 2001       (83,991)       (83,991)

Net lncome for the year ended
December 31, 2001                                      -         56,249

Balance, December 31, 2001                      (111,113)     3,490,303

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $ 0.40 a share                  -        (29,266)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2                   -              -

Other Comprehensive loss December 31, 2002      (529,501)     (529,501)

Net loss for the year ended
December 31, 2002                                      -     (1,457,825)

Balance, December 31, 2002                   $  (640,614)     1,473,711



                   TRIAD INDUSTRIES, INC.
           (Formerly RB Capital & Equities, Inc.)
            Consolidated Statements of Cash Flows
                                       Year Ended        Year Ended
                                       December 31,     December 31,
                                            2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $(1,457,825)        56,249
Depreciation expense                        31,130         71,633
(Increase) decrease in
accounts receivable                      1,939,728       (441,681)
(Increase) decrease in
advances                                     5,815         (5,815)
(Increase) decrease in
impound account                                722          1,786
(Increase) decrease in
other assets                                     -         74,147
(Increase) decrease in
income tax benefit                         (88,016)        12,083
Increase (decrease) in
accounts payable                           (48,639)       (10,949)
Increase (decrease) in
security deposits                           (3,182)       (38,990)
Increase (decrease) in
taxes payable                               (3,774)         3,774
Net(Gain)/ Loss on the sale of securities (106,366)        27,703
Net(Gain)? Loss on investments              25,691              -
Bad debt expense                            55,504        545,638
Common stock issued for services                 -        149,364
Net Cash Provided by (Used in)
Operating Activities                       350,788        444,942
CASH FLOWS FROM INVESTING ACTIVITIES
Purchaes of marketable securities                -        117,780
Net sale (purchase) of fixed assets        (28,667)     1,677,404

Net Cash Provided by (Used in)
Investing Activities                       (28,667)     1,795,184
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                   (23,040)           (82)
Change in loan fees                            422              -
Change in loan payable                    (172,302)           669
Change in lease payable                          -           (224)
Change in notes and
mortgages payable                         (261,261)    (2,279,230)
Change in assets
held for sale                              167,514              -
Change in common stock                         (63)             -
Change in preferred stock                 (700,000)             -
Change in paid in capital                  670,797              -
Net Cash Provided by (Used in)
Financing Activities                      (317,933)    (2,278,867)
Net Increase (Decrease) in Cash              4,189        (38,741)
Cash at Beginning of Year                   15,643         54,384
Cash at End of Year                    $    19,832    $    15,643
Supplemental Cash Flow Disclosures:

Cash paid during year for interest     $   (75,758)   $   192,786
Cash paid during year for taxes     $            -  $           -
Schedule of Non-Cash Activities:
Common stock issued for services    $            -    $   149,364
Common stock received for services     $   150,000    $   365,916
Common stock issued for
acquisition of subsidiary           $            -    $   900,000

Common stock retired on the sale
of Northwest Medical Clinic            $    29,266  $           -
Loss on sale of Northwest
Medical Clinic, Inc.                   $ 1,542,394  $           -


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

It should be noted that the parent company, Triad Industries, Inc., performs all of the real estate functions.

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













NOTE 3.  MORTGAGE PAYABLE

        Interest Rate         Debt           Maturity Date


350 W. 9th Avenue   7.820 %   $734,808   12/08/26
                               -------------------

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

                               December 31,       December 31,
                                  2002                2001
                       -----------------------------------
Land                            $   300,000    $   300,000
Buildings
                                    770,000        770,000
Equipment                             1,900         45,345
Computer                             20,438         20,438
Furniture                            16,188         13,312
Tenant Improvements                  34,597         35,685
                       -----------------------------------
                       -----------------------------------
                                $ 1,143,123    $ 1, 184,780
Less Accumulated Depreciation       (68,223)      (107,417)
                       -----------------------------------
Net Property and Equipment      $ 1,074,900    $ 1,077,363
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

                                       December 31,     December 31,
                                             2002         2001


Net income (loss)
from operations                        $    84,569   $ (64,810)
Net income (loss)
from discontinued operations            (1,542,394)    121,059

Basic Income (Loss) Per Share
From continuing operations             $      .19    $   (0.13)

From discontinued operations                (3.44)        0.24

                              ----------------------------------------
Basic income / (loss) per
share - combined                       $    (3.25)   $    0.11

                              ========================================
                              ========================================

Weighed average number
of shares outstanding                    448,702        499,056
                              ========================================



                                        December 31,      December 31,
                                            2002             2001

Net income (loss)
from operations                   $           84,549   $ (64,810)
Net income (loss) from
discontinued operations                   (1,542,394)    121,059

Diluted Income (Loss) Per Share
From continuing operations        $             0.16    $  (0.11)

From discontinued operations                   (2.93)       0.21

                                ----------------------------------------
Diluted income / (loss)
per share - combined              $            (2.77)   $  (0.10)
                                ========================================
                                ========================================

Diluted weighed average
number of shares outstanding                 526,222     584,056
                                ========================================

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

     At December 31, 2002 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                         December 31, 2002


Beg. Retained Earnings                      $(1,100,094)
Net Income (Loss) for Year ended 12/31/02    (1,987,326)
(This includes other comprehensive loss)
                             --------------------------
                             --------------------------
Ending Retained Earnings                    $(3,087,420)

Gross income tax benefit                    $ 1,049,723
Valuation allowance                            (114,380)
                             --------------------------
                             --------------------------
Net income tax benefit                      $   935,343
                             ==========================

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to a operating segment being discontinued the Company reflected a net loss on the 2002 year end financial statement. The Company has recorded a tax benefit under other assets on their balance sheet because there is positive evidence that the Companys remaining operating segments will be profitable. The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). There was an increase in income tax benefit of $360,790 for the year ended 2002, of which 88,016 was from continuing operations and 272,774 was from other comprehensive loss. In accordance with SFAS 109 paragraph 18 the Company has reduced the deferred tax benefit asset by a valuation allowance, due to negative evidence that has caused the company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differneces or carryforward tax effects that wouls significantly effect the Companies deffereed tax asset.

     Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allownace recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.

     The Company has omitted a reconciliation of income tax expense based on applying domestic federal and state statutory tax rates based on having operating losses.

     Net income tax benefit breaksdown as follows. Income tax benefits expire twenty years from the date the loss was incurred.

                 Net Income Tax Benefits Expiration Dates

        Year Ended 12/31/1999                   $367,300
        Year Ended 12/31/2000                    202,267
        Year Ended 12/31/2001                      4,996
        Year Ended 12/31/2002                    360,790

        Net Income Tax Benefit                  $935,343


NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                         Accumulated other
       Unrealized gain (loss) on      comprehensive income
                    securities          (loss)

Beginning balance       $  (0)       $(111,113)

Current-period change    (529,501)    (529,501)
      ----------------------------------------
      ----------------------------------------
Ending Balance          $(529,501)   $(640,614)
      ========================================

     Accumulated  other  comprehensive   income  (loss)  has  been  reported  in
accordance with FASB 130 paragraph 26.


NOTE 8.  MARKETABLE SECURITIES

     At December 31, 2002, the Company held available for sale securities of the following companies:
                         Trading  Trading  Number of  Mkt. Price     FMV
                          Symbol  Market    Shares    At Year End   At Year End

Atlantic Syndication         asni   otc       11,000       0.03      330
Diversified Thermal S.       dvts   otc       49,000       0.70   34,300
Komodo, Inc.                 kmdo   otc          668       0.19      127
Merchantpark Comm            mpkc   pink     413,500       0.00    2,068
Nicholas Inv.                nivi   otc    1,939,853       0.00    5,820
Oasis Infor. Systems, Inc.   ossi   otc      763,117       0.01    7,631
Millenium Plastics           mpco   pink      30,000       0.01      300
Global Energy, Inc.          geng   otc        5,000       0.95    4,750
Microsignal Corp.            msgl   otc       20,945       0.08    1,676

------------------------------------------------------------------------
              Total                                             $  57,001
===========================================================================


The Company is in accordance with SFAS 130 when reporting the unrealized gains and losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of December 31, 2002 in accordance with SFAS 115.







NOTE 9.  INVESTMENTS IN OTHER COMPANIES

These Investments are non-marketable securities and are carried at cost.
At December 31, 2002, the Company held investments in the following companies:

                                       Number of   Value Price    FMV
                                        Shares     At Year End   At Year End


Advanced Interactive Inc.                   5,125       0.97     4,971
American Eagle Financial                   55,000       0.10     5,500
Atlantic & Pacific Guarantee            1,000,000       0.01    18,000
Beach Brew Beverage Company               625,000       0.02    17,500
Blue Gold                                 125,000       0.01       125
Carrara                                   325,000       0.00       371
Escondido Capital                         629,810       0.06    41,041
Heritage National Corporation                   0       0.00    25,000
International Sports Marketing, Inc.      100,000       0.01     1,000
Love Calendar (Nevada)                    100,000       0.01     1,000
Love Calendar (Utah)                       25,000       1.00    25,000
Love Concepts                             100,000       0.01     1,000
Noble Onie                                 25,000       0.10     2,500
Quantum Companies                       1,110,000       0.00     8,880
Resume Junction                            20,000       0.10     2,000
Spa International                         245,146       0.00         0
Sterling Electronic Commerce              300,000       0.05    15,000
The Shops Network                           5,000       0.10       500
Thunder Mountain                          100,000       0.01     1,000
Trans Pacific Group                       100,000       0.01     1,000

----------------------------------------------------------------------
Total                                  $  171,388


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







NOTE 10.  OPERATING SEGMENTS

 For the Year Ended 2002          Triad        RB Capital &   Corporate Capital
                            Industries, Inc.   Equities, Inc.  Formation, Inc.


Total Revenue                     $ 185,902    $ 400,645    $  64,760
Costs of Revenues                   (46,646)      (1,885)
                                                                   (0)
                  -------------------------------------------------------------
                  --------------------------------------------------------------

Gross Profit                        185,902      353,999       62,876
Total Operating Costs              (224,116)    (192,153)     (78,338)
                  ------------------------------------------------------------
                  ------------------------------------------------------------

Operating income (loss)             (38,214)     161,846      (15,462)

Total other income & (expenses)     (36,957)    (294,476)     137,893

                  -----------------------------------------------------------
                  -----------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $ (75,170)   $(132,631)   $ 122,430



For the Year Ended 2001          Triad         RB Capital &   Corporate Capital
                           Industries, Inc.   Equities, Inc.    Formation, Inc.

Total Revenue                     $  88,070    $ 502,961    $  63,250
Costs of Revenues                   (12,880)       (500)      (9,860)
                  ----------------------------------------------------------
                  -----------------------------------------------------------

Gross Profit                         75,190      502,461       53,390
Total Operating Costs              (191,924)    (226,552)     (81,850)
                  ----------------------------------------------------------
                  ----------------------------------------------------------

Operating income (loss)            (116,734)     275,909      (28,460)

Total other income & (expenses)     (49,461)     (50,109)      (1,519)

                  ---------------------------------------------------------
                  ---------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $(166,195)   $ 225,800    $ (29,979)



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


NOTE 12.  STOCK TRANSACTIONS (CONTINUED)

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


NOTE 16. SUBSEQUENT EVENT

     In February 2003, the Company declared a one for twenty reverse stock split. All stock transactions have been retroactively restated to reflect the one for twenty reverse stock split.











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