Form 10QSB/A
period 2003-03-31
TRIAD INDUSTRIES INC
filed 2003-12-16
CIK 1092105

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


                      Class             Outstanding as of March 31, 2003

           Common Stock, $0.001                  532,300

                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements              1-2

                           Consolidated Balance Sheets March 31,2003
                              And December 31, 2002                       3-4

                           Consolidated Statements of Operations three months
                              Ended March 31, 2003 and 2002              5-6

                           Consolidated Statements of Stockholders Equity 7

                           Consolidated Statements of Cash Flows three months
                                Ended March 31, 2003 and 2002           8

                           Notes to Consolidated Financial Statements     9

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                 10-11



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                            12

Item 2.                    Changes in Securities                        12

Item 3.                    Defaults Upon Senior Securities              12

Item 4.                    Submission of Matter to be a Vote of         12
                               Securities Holders

Item 5.                    Other Information on Form 8-K                12

Item 6.                    Exhibits and Reports on 8K                   12

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
                     Tel: (619) 422-1348 Fax: (619) 422-1465
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



__________________________________
ARMANDO C. IBARRA, C.P.A. APC

May 15, 2003
Chula Vista, California

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                ASSETS
                                          As of       Year Ended
                                        March 31,      December 31,
                                           2003         2002
CURRENT ASSETS
Cash                                 $    5,618   $   19,832
Accounts receivable                      82,597       82,312
Marketable securities (see note 8)       21,299       57,001
Escrow account - property taxes           7,578       10,102
Total Current Assets                    117,092      169,247
NET PROPERTY & EQUIPMENT              1,064,895    1,074,900
OTHER ASSETS
Investments in other
companies (see note 9)                  171,389      171,389
Net loan fees                             6,825        6,902
Deferred tax benefit                    945,815      935,343
Total Other Assets                   $ 1,124,029  $1,113,634
Total Assets                         $ 2,306,016  $2,357,781

                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                       Consolidated Balance Sheets
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                             As of         Year Ended
                                             March 31,    December 31,
                                              2003           2002
CURRENT LIABILITIES
Accounts payable                       $    28,077    $    25,087
Loans payable                              105,800        105,800
Line of credit                               6,524          7,038
Taxes payable                                6,251          6,251
Security deposits                            7,387          5,087
Trust deeds and mortgages
Short-term portion                         150,910        150,910
Total Current Liabilities                  304,949        300,173
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                          581,197        583,898
Total Long-Term Liabilities                581,197        583,898
TOTAL LIABILITIES                          886,146        884,071
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value
, 10,000,000 shares
authorized 7,500 shares issued
and outstanding as of
March 31, 2003 and December
31, 2002, respectively)                      7,500          7,500
Common stock ($0.001 par
value, 50,000,000 shares
authorized 532,300 and
504,800 shares issued and
outstanding as of March
31, 2003 and December 31, 2002)                532            504
Additional paid-in capital               4,621,098      4,615,626
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (664,983)      (640,614)
Retained earnings (deficit)             (2,481,777)    (2,446,806)
Total Stockholders' Equity               1,419,870      1,473,710
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $ 2,306,016    $ 2,357,781

                     TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
             Consolidated Statements of Operations
                                         Three Months     Three Months
                                             Ended            Ended
                                          March 31,        March 31,
                                            2003             2002
REVENUES
Consulting income                       $    37,510    $   269,058
Rental income                                38,209         32,549
Total Revenues                               75,719        301,607
Costs of revenues                           (17,188)       (15,928)
GROSS PROFIT                                 58,531        285,679
OPERATING COSTS
Bad debt expense                                  -          4,000
Depreciation expense                         10,005         10,429
Administrative expenses                      67,977         99,843
Total Operating Costs                        77,982        114,272
OPERATING INCOME (LOSS)                     (19,451)       171,407
OTHER INCOME & (EXPENSES)
Interest income                                   1              -
Other income                                      -            424
Other expenses                                    -        (45,073)
Net realized gain (loss)
on sale of marketable securities             (7,032)         4,806
Net gain (loss) on disposable assets              -         95,008
Interest expense                            (14,660)       (29,006)
Total Other Income & (Expenses)             (21,691)        26,159
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                       (41,142)       197,566
INCOME TAX (PROVISION) BENEFIT                6,171        (60,301)
INCOME (LOSS) FROM
CONTINUING OPERATIONS AFTER TAX         $   (34,971)   $   137,265
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.                              -     (1,542,394)
NET INCOME (LOSS)                       $   (34,971)   $(1,405,129)
BASIC INCOME (LOSS) PER SHARE
Income (loss) from
continuing operations                   $     (0.07)   $      0.32
Income (loss) from
discontinued operations               $           -    $     (3.54)
BASIC INCOME (LOSS) PER SHARE           $     (0.07)   $     (3.23)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   525,272        435,619
DILUTED INCOME (LOSS) PER SHARE
Income (loss) from
continuing operations                   $     (0.06)   $      0.26
Income (loss) from
discontinued operations                 $         -    $     (2.97)
DILUTED INCOME (LOSS) PER SHARE         $     (0.06)   $     (2.70)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                   540,272        519,800

                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Comprehensive Income (Loss)
                                         Three Months      Three Months
                                             Ended             Ended
                                            March 31,         March 31,
                                              2003             2002

Net Income (Loss) - Net of Tax            $   (34,971)   $(1,405,129)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities          (28,670)      (141,491)
Total Other Comprehensive Income (Loss)       (28,670)      (141,491)
Other Comprehensive Income
(Loss) Before Income Taxes                    (28,670)      (141,491)
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)                     4,301         48,781
Total Other Comprehensive Income (Loss)   $   (24,369)   $   (92,710)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                    From December 31, 2000 to March 31, 2003


                                    Preferred Preferred    Common     Common
                                    Shares     Stock      Shares     Stock

 Balance, December  31, 2000           42,500     42,500    433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                          2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                              7,238         7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                          1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                             35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                           45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                                18,000        18

 October 1, 2001 cancellation of
 stock subscription                                         (35,000)      (35)

Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001           42,500     42,500    507,965       507



 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                       (73,165)      (73)

 On October 15, 2002 preferred stock
 converted to common stock at 1 for 2 (35,000)   (35,000)    70,000        70

 Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002

 Balance,  December 31, 2002            7,500      7,500    504,800       504

 Stock issued on January 24, 2003
for services rendered @ $0.20 a share                       27,500        28

 Other comprehensive loss March 31, 2003

 Net loss for the three months ended

 March 31, 2003

 Balance,  March 31, 2003               7,500    $ 7,500    532,300     $ 532






















                                         Additional       Stock
                                           Paid-in      Subscription   Retained
                                          Capital        Receivable     Earnings

Balance, December 31, 2000                       4,460,599  (62,500) (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                  8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                     30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                  3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                    118,965 (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                   95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                        10,782

October 1, 2001 cancellation of
stock subscription                                (118,965) 119,000

Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                                       56,249

Balance, December 31, 2001                       4,609,889 (62,500)   (988,981)



January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share               (29,193)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2 (35,000)       34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                   (1,457,825)

Balance, December 31, 2002                       4,615,626  (62,500) (2,446,806)

Stock issued on January 24, 2003
for services rendered @ $0.20 a share                5,472

Other comprehensive loss March 31, 2003

Net loss for the three months ended

March 31, 2003                                                        (34,971)

Balance, March 31, 2003                   $ 4,621,098   $ (62,500)  $(2,481,777)












                                    Accumulated other
                                   Comprehensive      Total
                                       Income
                                       (Loss)
Balance, December 31, 2000                       (27,122)     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                               8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                                  30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                               3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                                   -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                                96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                     10,800

October 1, 2001 cancellation of
stock subscription                                                   -

Other comprehensive loss December 31, 2001       (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                                56,249

Balance, December 31, 2001                      (111,113)     3,490,302



January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                           (29,266)

On October 15, 2002 preferred stock
converted to common stock at 1 for 2                               -

Other comprehensive loss December 31, 2002      (529,501)      (529,501)

Net loss for the year ended
December 31, 2002                                            (1,457,825)

Balance, December 31, 2002                      (640,614)     1,473,710

Stock issued on January 24, 2003
for services rendered @ $0.20 a share                             5,500

Other comprehensive loss March 31, 2003          (24,369)       (24,369)

Net loss for the three months ended

March 31, 2003                                                  (34,971)

Balance, March 31, 2003                      $  (664,983)   $ 1,419,871

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
               Consolidated Statements of Cash Flows
                                             Three Months   Three Months
                                                Ended         Ended
                                               March 31,     March 31,
                                                 2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           $   (34,971)   $(1,497,839)
Depreciation expense                             10,005         10,429
(Increase) decrease in
accounts receivable                                (285)     1,577,719
(Increase) decrease in
advances                                              -          1,015
(Increase) decrease in escrow account             2,524              -
(Increase) decrease in
income tax benefit                              (6,171)         44,791
Increase (decrease) in
accounts payable                                  2,990        (35,130)
Increase (decrease) in
security deposits                                 2,300         (4,409)
Increase (decrease) in
salaries payable                                      -         22,150
Increase (decrease) in
taxes payable                                         -         (3,774)
Net (Gain)/Loss from the sale of securities       7,032         (4,806)
Common stock issued for services                  5,500              -
Net Cash Provided by (Used in)
Operating Activities                            (11,076)       110,146
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of fixed assets                   -        655,719
Net Cash Provided by (Used in)
Investing Activities                                  -        655,719
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                           (514)          (174)
Change in loan fees                                  77              -
Change in loan payable                                -       (192,959)
Change in notes and mortgages payable            (2,701)      (549,000)
Change in common stock                                -         (1,463)
Change in paid in capital                             -        (27,803)
Net Cash Provided by (Used in)
Financing Activities                             (3,138)      (771,399)
Net Increase (Decrease) in Cash                 (14,214)        (5,534)
Cash at Beginning of Period                      19,832         15,643
Cash at End of Period                       $     5,618    $    10,109
Supplemental Cash Flow Disclosures:
Cash paid during year for interest          $    14,660    $    29,006
Cash paid during year for taxes             $        -     $        -
Schedule of Non-Cash Activities:
Common stock issued for accrued services    $     5,500    $        -
Common stock received for services          $        -     $   150,000
Common stock retired on the sale
of Northwest Medical Clinic, Inc.           $        -     $    29,266
Loss on sale of Northwest
Medical Clinic, Inc.                        $        -     $ 1,542,394

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS
     The accompanying March 31, 2003 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2002 audited financial statements. The results of operations for periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intend to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTE 3.  SUBSEQUENT EVENT

     On May 8, 2003 the Company entered into escrow for the sale of their commercial property. The property is in a 45-day escrow that is expected to close on or about June 23, 2003. The selling price on the property is 1.7 million dollars. The Company is expecting a significant taxable capital gain in their sale of their commercial property, which will be offset by carryover losses.

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

Results of Operations

     For the three months ending March 31, 2003, the Company had a loss from continuing operations after income tax benefit in the amount of $34,971 compared to income after income tax provision of $137,265 for the same period of 2002. This includes $10,005 in depreciation and amortization expense compared to $10,429 for the same period of 2002. Administrative expenses also decreased
$31,866 for the first quarter of 2003 compared to the same period of 2002. Management attributes this to further downsizing of the Company during difficult financial times, which are being experienced in the financial services sector. Bad debt expense also decreased from $4,000 in the first quarter of 2002 to $0 for the same period of 2003. Interest expense decreased approximately $15,000 due to the Company only holding one property in the first quarter of 2003, compared to three properties for the same period of 2002.

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

     For the three months ended March 31, 2003 the financial services sector (RB Capital and Corporate Capital Formation) had a net operating loss of $13,827 compared to an operating gain of $162,759 for the same period the year before. General and Administrative costs were off sharply due to further downsizing of the sector during difficult financial times. Although financial consulting income decreased $231,548, when you compare the first quarter of 2003 to the same period of 2002, it should be noted that included in revenue in the 2002 quarter was $150,000 in stock based compensation, whereas none was recorded in 2003.

     For the three months ended March 31, 2003 the real estate sector had a net operating loss of $5,557 compares to an operating gain of $18,653 for the same period of 2002. Rental income increased approximately 17% when compared to the same period the year before. Contributing to this increase was full occupancy in the building and yearly rental rate increases to existing tenants.

Net Operating Loss
     The Company has accumulated approximately $2,446,806 of net operating loss carryforwards as of March 31, 2003, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2023. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2002 in the amount of $935,343 and for the three months ended March 31, 2003 in the amount of $945,815.

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

                                                  By:_____________________
                                                     Linda Bryson
                                                     President, Director


                                                  By:_____________________
                                                     Michael Kelleher
                                             Secretary, Treasurer and Director

                                       S-1
                         CERTIFICATION OF THE PRESIDENT

I, Linda Bryson, President of Triad Industries, Inc. certify that:


(1) I have reviewed this periodic report on Form 10-QSB of Triad Industries, Inc;

(2) Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this periodic report (the "Evaluation Date"); and

     c)presented in this periodic report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this periodic report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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
                                                            Linda Bryson
                                                            President

           CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Michael Kelleher, Chief Financial Officer of Triad Industries, Inc. certify that:

(1) I have reviewed this periodic report on Form 10-QSB of Triad Industries, Inc;

(2) Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this periodic report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this periodic report (the "Evaluation Date"); and

     c)presented in this periodic report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this periodic report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                                 /s/ Michael Kelleher
                                                      -----------------
                                                       Michael Kelleher
                                                       Chief Financial Officer

EXHIBIT 99.1

                  SECTION 906 CERTIFICATION OF LINDA BRYSON


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Periodic Report of Triad Industries,
Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Bryson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: May 15, 2003                              By: /s/ Linda Bryson
                                                 -------------------
                                                   Linda Bryson
                                                   President

  EXHIBIT 99.2

                   SECTION 906 CERTIFICATION OF MICHAEL KELLEHER


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Periodic Report of Triad Industries,
Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Kelleher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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