Form 10QSB/A
period 2003-06-30
TRIAD INDUSTRIES INC
filed 2003-12-16
CIK 1092105

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
                                        i

                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             1-2

                           Consolidated Balance Sheets - June 30, 2003
                              And December 31, 2002                      3-4

                           Consolidated Statements of Operations - six months
                              Ended June 30, 2003 and June 30, 2002      5-6

                           Consolidated Statements of Stockholders Equity  7

                           Consolidated Statements of Cash Flows - six months
                                Ended June 30, 2003 and June 30, 2002    8

                           Notes to Consolidated Financial Statements    91

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                    10-12



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             12

Item 2.                    Changes in Securities                         12

Item 3.                    Defaults Upon Senior Securities               12

Item 4.                    Submission of Matter to be a Vote of          12
                               Securities Holders

Item 5.                    Other Information on Form 8-K                 12

Item 6.                    Exhibits and Reports on 8K                    12

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


__________________________________
ARMANDO C. IBARRA, C.P.A. APC

August 5, 2003
Chula Vista, California

                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                                ASSETS
                                                  As of     Year Ended
                                                 June 30,   December 31,
                                                   2003       2002
CURRENT ASSETS
Cash                                         $      903   $   19,832
Accounts receivable                              83,279       82,312
Marketable securities (see note 8)               14,194       57,001
Escrow account - property taxes                   7,705       10,102
Total Current Assets                            106,081      169,247
NET PROPERTY & EQUIPMENT                      1,053,821    1,074,900
OTHER ASSETS
Investment in other companies (see note 9)      170,246      171,389
Net loan fees                                     6,750        6,902
Deferred tax benefit                            952,458      935,343
Total Other Assets                            1,129,454    1,113,634
TOTAL ASSETS                                 $2,289,356   $2,357,781

                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
                         Consolidated Balance Sheets
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                           As of        Year Ended
                                          June 30,      December 31,
                                           2003             2002
       CURRENT LIABILITIES
Accounts payable                       $    37,134    $    25,087
Loans payable                              112,082        105,800
Line of credit                               6,227          7,038
Taxes payable                                6,251          6,251
Security deposits                            6,826          5,087
Trust deeds and mortgages
Short-term portion                         150,910        150,910
Total Current Liabilities                  319,430        300,173
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                          578,401        583,898
Total Long-Term Liabilities                578,401        583,898
TOTAL LIABILITIES                          897,831        884,071
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for
June 30, 2003 and December
31, 2002, respectively)                      7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
532,300 and 504,800 shares
issued and outstanding
as of June 30, 2003 and
December 31, 2002, respectively)
respectively)                                  532            504
Additional paid-in capital               4,621,098      4,615,626
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (669,923)      (640,614)
Retained earnings (deficit)             (2,505,182)    (2,446,806)
Total Stockholders' Equity               1,391,525      1,473,710
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $ 2,289,356    $ 2,357,781

                  TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations
                                         Six           Six      Three    Three
                                        Months        Months    Months   Months
                                        Ended         Ended     Ended    Ended
                                        June 30,     June 30,  June 30, June 30,
                                          2003        2002       2003      2002
REVENUES

Consulting income                   $   85,205 $     305,733 $  47,695 $  36,675
Rental income                           74,319        66,467    36,110    33,918

Total Revenues                         159,524       372,200    83,805   70,593
Costs of revenues                      (31,143)      (29,827)  (27,135) (13,899)
GROSS PROFIT                           128,381       342,373    56,670   56,694
OPERATING COSTS
Bad debt expense                             -         9,895         -    5,895
Depreciation expense                    21,579        20,858    11,574   10,429
Administrative expense                 142,713       190,689    61,556   90,846
Total Operating Costs                  164,292       221,442    73,130  107,170
OPERATING INCOME (LOSS)                (35,911)      120,931   (16,460) (50,476)
OTHER INCOME & (EXPENSES)
Interest income                              3         2,691         2    2,690
Other income                                 -         2,885         -    2,860
Other expenses                          (1,250)      (45,073)   (1,250)       -
Net realized gain (
loss) on sale
of marketable securities                (4,597)      (10,130)    2,435  (14,936)
Loss In investment (see note 9)         (5,721)            -    (5,721)       -
Net gain (loss) on
disposable assets                            -        93,283         -   (1,725)
Interest expense                       (23,692)      (48,416)   (9,032) (19,410)
Total Other Income & (Expenses)        (35,257)       (4,760)  (13,566) (30,521)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAX                  (71,168)      116,171   (30,026) (80,997)
INCOME TAX (PROVISION) BENEFIT          12,792       (27,748)   4,504     15,925
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAX                 $ (58,376)  $    88,423 $ (25,522)$(65,072)
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.                     -        (1,542,394)      -           -
NET INCOME (LOSS)                    $(58,376)  $ (1,453,971)$ (25,522)$(65,072)
BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from
continuing operations                $ (0.11)         0.20    $  (0.05)$  (0.15)
Earnings (loss) from
discontinued operations              $      -    $    (3.54) $       - $      -
BASIC EARNINGS (LOSS) PER SHARE      $ (0.11)    $    (3.34) $   (0.05)$  (0.15)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             528,806        435,204    532,300  435,613
DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from
continuing operations                $ (0.11)$         0.17 $   (0.05)$   (0.12)
Earnings (loss) from
discontinued operations              $    -     $    (2.96) $       - $       -
DILUTED EARNINGS (LOSS)
PER SHARE                            $ (0.11)$       (2.80) $   (0.05)$   (0.12)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING             543,806       520,204    547,300   520,613

                   TRIAD INDUSTRIES, INC.
           (Formerly RB Capital & Equities, Inc.)
   Consolidated Statement of Comprehensive Income (Loss)
                                Six Months  Six Months Three Months Three Months
                                  Ended         Ended       Ended       Ended
                                June 30,        June 30,    June 30,   June 30,
                                  2003           2002         2003        2002
Net Income (Loss) - Net of Tax $    (58,376) $(1,453,971) $   (25,522)  (65,072)
Other Comprehensive
Income (Loss) :
Unrealized gain (loss)
on securities                      (33,632)    (573,385)      6,012   (492,940)
Total Other Comprehensive
Income (Loss)                      (33,632)    (573,385)      6,012   (492,940)
Other Comprehensive Income
(Loss) Before Income Taxes         (33,632)    (573,385)      6,012   (492,940)
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)          4,323      194,951        (902)    167,260
Total Other Comprehensive
Income (Loss)                  $    (29,309)  $ (378,434)   $(5,110)  $(325,680)

      TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statement of Stockholders' Equity
        From December 31, 2000 to June 30, 2003

                                    Preferred Preferred    Common     Common
                                     Shares     Stock      Shares     Stock
 Balance, December  31, 2000           42,500     42,500    433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                          2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                              7,238         7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                          1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                             35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                           45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                                18,000        18

 October 1, 2001 cancellation of
 stock subscription                                         (35,000)      (35)

 Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001           42,500     42,500    507,965       507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                       (73,165)      (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 for 1 (35,000)   (35,000)    70,000        70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002            7,500      7,500    504,800       504

 Stock issued on January 24, 2003
 for services rendered @ $0.20 a share                       27,500        28

 Other comprehensive loss June 30, 2003

 Net loss for the six months ended
 June 30, 2003

 Balance,  June 30, 2003                7,500    $ 7,500    532,300     $ 532






                                               Additional    Stock
                                               Paid-in    Subscription Retained
                                                Capital     Receivable Earnings

Balance, December 31, 2000                     4,460,599    (62,500) (1,045,230)
Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                   30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                  118,965   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                      10,782

October 1, 2001 cancellation of
stock subscription                              (118,965)   119,000


Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                                       56,249

Balance, December 31, 2001                     4,609,889    (62,500)   (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share             (29,193)

On October 15, 2002 preferred stock
converted to common stock at 2 for 1              34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                    (1,457,825)

Balance, December 31, 2002                     4,615,626    (62,500) (2,446,806)

Stock issued on January 24, 2003
for services rendered @ $0.20 a share              5,472

Other comprehensive loss June 30, 2003

Net loss for the six months ended
June 30, 2003                                                          (58,376)

Balance, June 30, 2003                       $ 4,621,098  $(62,500) $(2,505,182)










                                           Accmulated other
                                           Comprehnsive            Total
                                            Income
                                            (loss)
Balance, December 31, 2000                       (27,122)     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                               8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                                  30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                               3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                                    -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                                96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                     10,800

October 1, 2001 cancellation of
stock subscription                                                 -

Other comprehensive loss December 31, 2001       (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                                 56,249

Balance, December 31, 2001                      (111,113)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                            (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 for 1 (                               -

Other comprehensive loss December 31, 2002      (529,501)      (529,501)

Net loss for the year ended
December 31, 2002                                             (1,457,825)

Balance, December 31, 2002                      (640,614)     1,473,711

Stock issued on January 24, 2003
for services rendered @ $0.20 a share                             5,500

Other comprehensive loss June 30, 2003           (29,309)       (29,309)

Net loss for the six months ended
June 30, 2003                                                   (58,376)

Balance, June 30, 2003                       $  (669,923)   $ 1,391,526

                   TRIAD INDUSTRIES, INC.
            (Formerly RB Capital & Equities, Inc.)
            Consolidated Statements of Cash Flows
                              Six Months  Six Months  Three Months  Three Months
                                    Ended     Ended        Ended      Ended
                                   June 30,  June 30,     June 30,   June 30,
                                    2003      2002         2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)              $   (58,376) $ (1,453,971) $  (25,522) $(65,072)
Depreciation expense                21,579        20,858      11,574    10,429
(Increase) decrease
in accounts receivable               (967)     1,640,500       (682)    62,781
(Increase) decrease
in advances                            -         1,015             -           -
(Increase) decrease
in escrow account                   2,397         427         (127)         427
(Increase) decrease
in income tax benefit             (12,792)     (46,896)     (4,504)     29,624
Increase (decrease)
in accounts payable                12,047      (43,796)      9,057      (8,666)
Increase (decrease)
in security deposits                1,739      (3,182)       (561)        1,227
Increase (decrease)
in salaries payable                   -        26,150            -        4,000
Increase (decrease)
in taxes payable                      -       (3,774)            -            -
Loss on Investment in
Other Companies                      5,721        -          5,721            -
Net (Gain/Loss from the
sale of securities                   4,597   (10,130)       (2,435)     (14,936)
Common stock issued for services     5,500        -             -             -
Net Cash Provided by (Used in)
Operating Activities               (18,555)    127,201      (7,479)      19,814
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of
fixed assets                       (500)      (45,875)       (500)       22,257
Net Cash Provided by (Used in)
Investing Activities                 500      (45,875)       (500)       22,275
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line
of credit                          (811)      (21,429)       (297)     (21,255)
Change in loan
fees                                152           -            75             -
Change in loan
payable                            6,282          -         6,282             -
Change in notes and
mortgages payable                 (5,497)     (199,722)    (2,796)      (16,859)
Change in common
stock                               -        (1,463)           -             -
Change in paid
in capital                          -       (27,803)            -             -
Change in assets held
for sale                             -       167,514             -            -
Net Cash Provided by (Used in)
Financing Activities              126       (82,903)        3,264       (38,114)
Net Increase (Decrease)
in Cash                        (18,929)      (1,577)       (4,715)        3,957
Cash at Beginning
of Period                      19,832        15,643         5,618        10,109
Cash at End of
Period                   $       903 $      14,066 $         903 $        14,066
Supplemental Cash
Flow Disclosures:
Cash paid during year
for interest            $     23,692 $      48,416 $       9,032 $       19,410
Cash paid during year
for taxes               $          - $           - $           - $            -
Schedule of Non-Cash Activities:
Common stock issued for
accrued services        $       5,500 $           - $           - $           -
Common stock received
for services            $           - $     150,000 $           - $           -
Common stock retired on the
sale of Northwest Medical
Clinic, Inc.            $  -          $      29,266 $           - $           -
Loss on sale of Northwest
Medical Clinic, Inc.    $           - $    1,542,394 $          - $           -

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

     The accompanying June 30, 2003 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2002 audited financial statements. The results of operations for periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.


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

                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     As of June 30, 2003 the Company has $106,081 in total current assets compared to total current assets of $169,247 as of December 31, 2002. The major factor in the reduction of current assets was an $18,929 decrease in cash and a $42,807 decrease in marketable securities. As of June 30, 2003 the current assets were comprised of $903 in cash, $83,279 in accounts receivable, $14,194 in marketable securities and $7,705 in tax impound accounts.

     As of June 30, 2003 the Company has $319,430 in total current liabilities compared to $300,173 as of December 31, 2002. Accounts payable increased $12,047 and loans payable increased by $6,282 accounting for most of this increase.

     Management realizes that liquidity is impaired. Therefore, the Company listed its commercial property for sale in February. The Company received an offer on the property on May 8, 2003, which it has accepted. The property is in a forty - five day escrow that is #01302625-103-EC2. The Company accepted an agreement to extend escrow so now the sale is expected to close on or about June 23, 2003.

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


Results of Operations

     For the three months ending June 30, 2003 the Company had a net loss from continuing operations in the amount of ($25,522) compared to a net loss of ($65,072) for the same period of 2002. This includes a $5,895 decrease in bad debt expense. Depreciation and amortization was comparable to the same period the year before. Administrative expenses decreased $29,290 for the second quarter of 2003 compared to the same period of 2002. This decrease is predominately caused by the Company downsizing in tough economic conditions. Interest expense decreased approximately $10,300 due to the Company divesting of its real estate holdings. Contributing to this loss was a $5,721 loss on investment, which the Company accounts for under the equity method. The Company had a net gain on the sale of marketable securities in the amount of $2,435 for the three months ended June 30, 2003, this compares to a net loss on the sale of marketable securities of ($14,936) for the same period of 2002.

     The Company had revenues of $83,805 for the three months ended June 30, 2003 compared with $70,593 for the same period last year. Rental revenue was up $2,192 due to rent increases in the commercial property. Management has attributed the $11,020 increase in the financial services sector to the overall stabilizing financial markets.

For the six months ending June 30, 2003 the Company had a net loss from continuing operations after tax effects in the amount of ($58,376) compared to net income of $88,423 for the same period of 2002. This includes $21,579 in depreciation and amortization expense compared to $20,858 for the same period of 2002. Administrative expenses also decreased $47,976 for the six months ended June 30, 2003 compared to the same period of 2002. This decrease is predominately caused by the downsizing of the Company during difficult financial times. The Company did not have a gain on the sale of disposable assets for the six months ended June 30, 2003 compared to a gain on the sale of disposable assets in the amount of $93,283 for the six months ended June 30, 2002. Contributing to this loss was a $5,721 loss on investment, which the Company accounts for under the equity method. Bad debt expense also decreased $9,895 when you compare the first six months of 2003 to the same period the year before.

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

     For the six months ended June 30, 2003 Financial Service revenue decreased by $220,528, when compared to the same period the year before. The largest factor regarding the decreased revenues when comparing the first six months of 2003 to the same period of 2002 is that in 2002 the Company recognized $150,000 in consulting revenue that was from common stock received for services. In 2003 the Company has not received any stock for services. Operating costs for the six months ended June 30, 2003 decreased by approximately $68,806. This decrease is predominately caused by the Company downsizing in tough economic conditions. The financial services sector had a net loss of ($18,365) for the six months ended June 30, 2003, compared to net income of $129,270 for the same period the year before.

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

Net Operating Loss

     The Company has accumulated approximately $2,505,182 of net operating loss carryforwards and $640,614 of other comprehensive losses as of June 30, 2003, which may be offset against taxable income and incomes taxes in future years. However of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation is not used to compute the Companys future tax benefit nor can it be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2023. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2002 in the amount of $935,343 and for the six months ended June 30, 2003 in the amount of $952,458.

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


(


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

Date: August 14, 2003                        /s/ Michael Kelleher
                                               -----------------
                                                 Michael Kelleher
                                                 Chief Financial Officer

EXHIBIT 99.1

                  SECTION 906 CERTIFICATION OF LINDA BRYSON


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Periodic Report of Triad Industries,
Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Bryson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: August 14, 2003                              By: /s/ Linda Bryson
                                                  -------------------
                                                    Linda Bryson
                                                    President

  EXHIBIT 99.2

                   SECTION 906 CERTIFICATION OF MICHAEL KELLEHER


                        CERTIFICATION OF PERIODIC REPORT

      In connection with the Periodic Report of Triad Industries,
Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Kelleher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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