Form 10QSB/A
period 2003-09-30
TRIAD INDUSTRIES INC
filed 2003-12-16
CIK 1092105

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                  Outstanding as of   September 30, 2003
         Common Stock, $0.001                           532,300

                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements                  1

                           Consolidated Balance Sheets - September 30, 2003
                              And December 31, 2002                         2-3

                           Consolidated Statements of Operations - nine months Ended September 30, 2003 and September 30, 2002 4-5

                           Consolidated Statements of Stockholders Equity     6

                           Consolidated Statements of Cash Flows - nine months
                             nded September 30, 2003 and September 30, 2002   7

                           Notes to Consolidated Financial Statements      8

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                      9-12



                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                                 12

Item 2.                    Changes in Securities                             12

Item 3.                    Defaults Upon Senior Securities                   12

Item 4.                    Submission of Matter to be a Vote of              12
                               Securities Holders

Item 5.                    Other Information on Form 8-K                     13

Item 6.                    Exhibits and Reports on 8K                        13

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

ARMANDO C. IBARRA, C.P.A.  APC



November 12, 2003

Chula Vista, California

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS

                                                 As of       Year Ended
                                             September 30,  December 31,
                                                  2003          2002



CURRENT ASSETS
Cash                                         $  408,457   $   19,832
Accounts receivable                             174,148       82,312
Available for sale securities (see note 7)       32,959       57,001

Trading securities (see note 8)                 113,607            -

Escrow account - property taxes                       -       10,102
                                             -----------------------------

Total Current Assets                            729,171      169,247

NET PROPERTY & EQUIPMENT                         14,603    1,074,900

OTHER ASSETS
Investment in other companies (see note 9)      169,984      171,389

Net loan fees                                         -        6,902

Security deposits                                 1,224            -

Deferred tax benefit                                  -      935,343

                                             ------------------------------

Total Other Assets                              171,208    1,113,634

                                             ------------------------------

TOTAL ASSETS                                 $  914,982   $2,357,781

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

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for

September 30, 2003 and December
31, 2002, respectively)                      7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
532,300 and 504,800 shares
issued and outstanding

as of September 30, 2003
and December 31, 2002, respectively)           532            504
Additional paid-in capital               4,621,098      4,615,626

Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (654,154)      (640,614)
Retained earnings (deficit)             (3,139,294)    (2,446,806)



Total Stockholders' Equity                 773,182      1,473,710


TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $   914,982    $ 2,357,781

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations



                                                    Nine Months     Nine Months
                                                       Ended          Ended
                                                  September 30,    September 30,
                                                       2003             2002
REVENUES

Consulting income                                        112,989    $   405,752
Rental income                                             86,371        105,318

                                                    ----------------------------
Total Revenues
                                                         199,360        511,070

Costs of revenues                                        (46,037)       (32,442)

                                                    ----------------------------


GROSS PROFIT                                             153,323        478,628

OPERATING COSTS

Bad debt expense                                               -          9,895

Depreciation expense                                      34,039         33,022

Administrative expense                                   371,895        258,811

                                                    ---------------------------


Total Operating Costs                                    405,394        301,728


                                                    ---------------------------


OPERATING INCOME (LOSS)                                 (252,611)       176,900

OTHER INCOME & (EXPENSES)


Interest income                                              112          2,692

Other income                                                   -          2,885

Other expenses                                            (5,459)             -

Net realized gain (loss) on sale of marketable securities (5,924)       (20,654)

Loss in investment (see note 9)                           (5,983)       (45,073)

Net gain (loss) on disposable assets                     573,014         93,283

Interest expense                                         (60,294)       (63,060)

                                                    ----------------------------


Total Other Income & (Expenses)                          495,466        (29,927)


                                                    ----------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES    242,855        146,973


IMPAIRMENT LOSS (see note 12)                           (935,343)             -

INCOME TAX (PROVISION) BENEFIT                                 -        (40,570)

                                                    ---------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAXES  $ (692,488)  $   106,403

                                                    ============================

DISCONTINUED OPERATIONS


Loss on sale of Northwest Medical Clinic, Inc.                 -     (1,542,394)

                                                    ---------------------------

NET INCOME (LOSS)                                    $  (692,488)   $(1,435,991)

                                                    ===========================
BASIC EARNINGS (LOSS) PER SHARE

Earnings (loss) from continuing operations           $     (1.31)   $      0.25

Earnings (loss) from discontinued operations         $      0.00    $     (3.55)

                                                    ----------------------------

BASIC EARNINGS (LOSS) PER SHARE                      $     (1.31)   $     (3.30)
                                                   ============================

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING                                529,983        433,743
                                                  ==============================

DILUTED EARNINGS (LOSS) PER SHARE

Earnings (loss) from continuing operations           $     (1.27)   $      0.21

Earnings (loss) from discontinued operations         $      0.00    $     (2.96)

                                                    ----------------------------

DILUTED EARNINGS (LOSS) PER SHARE                    $     (1.27)   $     (2.76)
                                                   ============================

WEIGHTED AVERAGE OF DILUTED

COMMON SHARES OUTSTANDING                                 543,806        518,743











                                  Three Months    Three Months
                                    ended            ended
                                   September 30    September 30
                                     2003             2002
REVENUES

Consulting income                   $  27,784    $ 100,019

Rental income                          12,052       38,851

                          --------------------------------
Total Revenues
                                     39,836      138,870

Costs of revenues                   (14,894)      (2,615)

                          --------------------------------


GROSS PROFIT                           24,942      136,255

OPERATING COSTS

Bad debt expense                            -            -

Depreciation expense                   12,460       12,164

Administrative expense                222,455       68,122

                              --------------------------------


Total Operating Costs                 234,915       80,286


                              --------------------------------


OPERATING INCOME (LOSS)              (209,973)      55,969

OTHER INCOME & (EXPENSES)


Interest income                           109            1

Other income                                -            -

Other expenses                         (4,209)           -

Net realized gain (loss) on sale
of marketable securities               (1,327)     (10,524)

Loss in investment (see note 9)          (262)            -

Net gain (loss) on
disposable assets                     573,014            -

Interest expense                      (36,602)     (14,644)




Total Other Income & (Expenses)       530,723      (25,167)


                                --------------------------------


INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES               320,750       30,802


IMPAIRMENT LOSS (see note 12)        (952,458)           -

INCOME TAX (PROVISION) BENEFIT           -          (4,620)




INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAXES              $(631,708)       26,182



DISCONTINUED OPERATIONS


Loss on sale of Northwest
Medical Clinic, Inc.                        -            -

                          --------------------------------


NET INCOME (LOSS)                   $(631,708)      26,182

                          ================================

BASIC EARNINGS (LOSS) PER SHARE

Earnings (loss) from
continuing operations        $        (1.19)  $    0.06

Earnings (loss) from
discontinued operations      $         0.00   $    0.00

                          --------------------------------

BASIC EARNINGS (LOSS) PER SHARE  $   (1.19)  $    0.06

                          ================================

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING             532,300      433,743

                          ================================

DILUTED EARNINGS (LOSS) PER SHARE

Earnings (loss) from
continuing operations                $    (1.15)$    0.05

Earnings (loss) from
discontinued operations             $     0.00    $    0.00
                          --------------------------------

DILUTED EARNINGS (LOSS) PER SHARE       (1.15)   $ 0.05

                          ================================

WEIGHTED AVERAGE OF DILUTED

COMMON SHARES OUTSTANDING             547,300      518,743

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
              Consolidated Statement of Comprehensive Income (Loss)

                                                 Nine Months     Nine Months
                                                   ended          ended
                                                 September 30    September 30
                                                   2003            2002

Net Income (Loss) - Net of Tax                      $  (692,488)   $(1,435,991)

Other Comprehensive Income (Loss) :

Unrealized gain (loss) on securities                    (13,540)      (801,619)


Total Other Comprehensive Income (Loss)                 (13,540)      (801,619)


Other Comprehensive Income (Loss) Before Income Taxes   (13,540)      (801,619)

Income Tax (Provision) Benefit

related to Items of Comprehensive Income (Loss)               -        272,550


Total Other Comprehensive Income (Loss)             $   (13,540)   $  (529,069)





                                                    Three Months    Three Months
                                                        ended        ended
                                                    September 30    September 30
                                                        2003          2002


Net Income (Loss) - Net of Tax                          $(631,708)      26,182

Other Comprehensive Income (Loss) :


Unrealized gain (loss) on securities                       15,306     (228,234)


Total Other Comprehensive Income (Loss)                    15,306     (228,234)


Other Comprehensive Income (Loss) Before Income Taxes      15,306     (228,234)

Income Tax (Provision) Benefit

related to Items of Comprehensive Income (Loss)                 -       72,261


Total Other Comprehensive Income (Loss)                 $  15,306    $(155,973)

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


Other comprehensive loss September 30, 2003

Net lncome for the nine months ended

September 30, 2003
--------------------------------------------------------------------------------
Balance, September 30, 2003            7,500    $  7,500     532,300        532





                                                Additional   Stock
                                                paid in   subscription  retained
                                                capital    receivable   earnings

Balance, December 31, 2000                      4,460,599   (62,500) (1,045,230)

Stock issued on January 15, 2001

for consulting fees @ $3.40 a share                 8,497

Stock issued on January 18, 2001 for

management fees @ $4.19 a share                    30,317

Stock issued on February 21, 2001

for consulting fees @ $2.98 a share                 3,739

Stock issued on March 1, 2001 to

management fees @ $3.40 a share                   118,965       (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital

Formation, Inc. @ $2.13 per share                  95,955

Stock issued on June 22, 2001

to Directors @ $0.60 a share                       10,782

October 1, 2001 cancellation of

stock subscription                               (118,965)       119,000

Other comprehensive loss December 31, 2001

Net income for the year ended

December 31, 2001                                                        56,249
     ---------------------------------------------------- -------------- -------
Balance, December 31, 2001
                                                4,609,889     (62,500) (988,981)
     ==================================================== ============== =======
January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $0.40 a share              (29,193)

On October 15, 2002 preferred stock

converted to common stock at 2 for 1 ratio         34,930


Other comprehensive loss December 31, 2002

Net loss for the year ended

December 31, 2002                                                    (1,457,825)
     ---------------------------------------------------- ----------- ----------
Balance, December 31, 2002
                                                4,615,626  (62,500)  (2,446,806)
Stock issued on January 24, 2003

for services rendered @ $0.20 a share               5,472


Other comprehensive loss September 30, 2003

Net lncome for the nine months ended

September 30, 2003                                                     (692,488)
     ---------------------------------------------------- -------------- -------
Balance, September 30, 2003                     4,621,098 (62,500)  $(3,139,294)






                                               Accumulated other
                                                compreensive              total
                                                income (loss)


Balance, December 31, 2000                                 (27,122)    3,760,152

Stock issued on January 15, 2001

for consulting fees @ $3.40 a share                                       8,500

Stock issued on January 18, 2001 for

management fees @ $4.19 a share                                          30,324

Stock issued on February 21, 2001

for consulting fees @ $2.98 a share                                       3,740

Stock issued on March 1, 2001 to

management fees @ $3.40 a share                                              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital

Formation, Inc. @ $2.13 per share                                       96,000

Stock issued on June 22, 2001

to Directors @ $0.60 a share                                            10,800

October 1, 2001 cancellation of

stock subscription                                                          -


Other comprehensive loss December 31, 2001                (83,991)      (83,991)

Net income for the year ended

December 31, 2001                                                        56,249
-------------------------------------------------------------------------------
Balance, December 31, 2001
                                                         (111,113)    3,490,302
===============================================================================
January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $0.40 a share                                    (29,266)

On October 15, 2002 preferred stock

converted to common stock at 2 for 1 ratio                      -


Other comprehensive loss December 31, 2002               (529,501)     (529,501)

Net loss for the year ended

December 31, 2002                                                    (1,457,825)
-------------------------------------------------------------------------------
Balance, December 31, 2002
                                                       (640,614)       1,473,711
===============================================================================
Stock issued on January 24, 2003

for services rendered @ $0.20 a share                                     5,500


Other comprehensive loss September 30, 2003               (13,540)      (13,540)

Net lncome for the nine months ended

September 30, 2003                                                     (692,488)
-------------------------------------------------------------------------------
Balance, September 30, 2003                               (654,154)     773,183
===============================================================================

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                     Consolidated Statements of Cash Flows



                                                  Nine months    Nine months
                                                    ended           ended
                                                   September     September
                                                     2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                                $  (692,488)   $(1,435,991)

Depreciation expense                                  34,039         33,022

(Increase) decrease in accounts receivable           (91,836)     1,848,238

(Increase) decrease in advances                            -          5,815

(Increase) decrease in escrow account                 10,102         (2,916)

(Increase) decrease in income tax benefit            935,343       (104,428)

Increase (decrease) in accounts payable               (4,365)       (40,654)

Increase (decrease) in security deposits              (5,711)        (3,182)

Increase (decrease) in salaries payable                    -         27,050

Increase (decrease) in taxes payable                       -         (3,774)

Net (Gain)/Loss from the sale of securities            5,924         20,654

Common stock issued for services                       5,500              -

Net (Gain)/Loss on investments                         5,983         45,073

Net Cash Provided by (Used in)
Operating Activities                                 202,491        388,907

CASH FLOWS FROM INVESTING ACTIVITIES


Purchase of trading securities                      (113,607)             -

Net sale (purchase) of fixed assets                1,026,258        (38,227)

Net Cash Provided by (Used in)
Investing Activities                                 912,651        (38,227)

CASH FLOWS FROM FINANCING ACTIVITIES


Change in line of credit                              (1,587)       (22,718)

Change in loan fees                                    6,902          5,932

Change in loan payable                                 2,976              -
Change in notes and mortgages payable               (734,808)      (459,256)

Change in common stock                                     -         (1,463)

Change in paid in capital                                  -        (27,803)

Change in assets hels for sale                             -        167,514

Net Cash Provided by
(Used in) Financing Activities                      (726,517)      (337,794)


Net Increase (Decrease) in Cash                      388,625         12,886


Cash at Beginning of Period                           19,832         15,643

Cash at End of Period                            $   408,457    $    28,529

Supplemental Cash Flow Disclosures:


Cash paid during period for interest             $    60,294    $    48,416

Cash paid during period for taxes                          -              -


Schedule of Non-Cash Activities:


Common stock issued for accrued services         $   -        $            -



Common stock received for services              $          -    $   150,000
                             ==============================================


Common stock retired on the
of Northwest Medical Clinic, Inc.               $          -    $    29,266
                             ==============================================


Loss on sale of Northwest Medical Clinic        $         -    $ 1,542,394
                             ==============================================






                                                Three months    Three months
                                                  ended           ended
                                                September 30    September 30
                                                 2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                                $  (631,708)   $    26,182

Depreciation expense                                  12,460         12,164

(Increase) decrease in accounts receivable           (90,869)       207,738

(Increase) decrease in advances                            -          4,800

(Increase) decrease in escrow account                  7,705         (3,343)

(Increase) decrease in income tax benefit            945,731         (9,080)

Increase (decrease) in accounts payable              (16,412)         3,142

Increase (decrease) in security deposits              (7,450)             -

Increase (decrease) in salaries payable                    -            900

Increase (decrease) in taxes payable                       -              -

Net (Gain)/Loss on sale of securities                 1,327          10,524

Het (gain) / Loss on investments                        262               -

Common stock issued for services                           -              -

Net Cash Provided by (Used in)
Operating Activities                                 221,046        253,027

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of trading securities                      (113,607)             -

Net sale (purchase) of fixed assets                1,026,758          6,356

Net Cash Provided by (Used in)
Investing Activities                                 913,151          6,356

CASH FLOWS FROM FINANCING ACTIVITIES


Change in line of credit                                (776)        (1,289)

Change in loan fees                                    6,750          5,807

Change in loan payable                                (3,306)             -
Change in notes and mortgages payable               (729,311)      (249,438)

Change in common stock                                     -              -

Change in paid in capital                                  -              -

Change in assets hels for sale                             -              -

Net Cash Provided by (Used in)
Financing Activities                                (726,643)      (244,920)


Net Increase (Decrease) in Cash                      407,554         14,463


Cash at Beginning of Period                              903         14,066

Cash at End of Period                            $   408,457    $    28,529

Supplemental Cash Flow Disclosures:


Cash paid during period for interest             $    45,634    $    19,410
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



Common stock received for services               $              $       -
                             ==============================================


Common stock retired on the sale
of Northwest Medical Clinic, Inc.                $              $       -
                             ==============================================


Loss on sale of Northwest Medical Clinic         $              $         -
                             ==============================================

                       371 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

     The accompanying September 30, 2003 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2002 audited financial statements. The results of operations for periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.


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

                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

As of September 30, 2003, the Company has $729,171 in total current assets compared to total current assets of $169,247 as of December 31, 2002. The major factor in the increase of current assets was the sale of the 350 West Ninth Avenue commercial property, in which the company received proceeds of approximately $850,000 and recognized a gain from this asset disposal of $573,014. When comparing the current assets of the Company with December 31, 2001, there is an increase of $559,924. The cash proceeds were used to pay down accounts payable, to purchase a portfolio of trading securities, and $408,457 is still held in cash. As of September 30, 2003 the Company holds $146,566 in trading and available for sale securities compared to $57,001 of available for sale securities as of December 31, 2002. As of September 30, 2003 the current assets were comprised of $408,457 in cash, $174,178 in accounts receivable, and $146,566 in securities.

As of September 30, 2003 the Company has $141,800 in total current liabilities compared to $300,173 as of December 31, 2002. The most notable decrease in current assets comes from the decrease of the current portions of notes payable. This decrease of $150,910 is due to the sale of the commercial property. Security deposits payable decreased by approximately $4,500 for the same reason.


Results of Operations

For the three months ending September 30, 2003 the Company had income from continuing operations before taxes in the amount of $320,750 compared to income from continuing operations before taxes in the amount of $30,802 for the same period of 2002. However, the Company had a loss from continuing operations after taxes of $631,446 compared to income for the same period the year before of $26,182. The main contributor to the increase in income before taxes was a gain of $573,014 from the sale of the Companys commercial property. The factor contributing to the loss after taxes was that management determined a deferred tax benefit of $952,458 was impaired because its value exceeded the fair value management believed the Company would receive from the asset. This was mostly determined after the sale of the commercial property. Management had hoped that an improving economy along with the increasing value of the commercial property (at the time of sale) would yield increased net income to the Company, which would be able to be offset partially by the deferred tax benefit. However, in conjunction with the sale of the commercial building the financial services revenues have not increased as management has hoped, therefore, the use of this benefit was deemed remote and management decided to impair the benefit. The loss from continuing operations also includes $12,460 in depreciation and amortization expense compared to $12,164 for the same period of 2002. Administrative expenses also increased $154,333 for the third quarter of 2003 compared to the same period of 2002. This increase is predominately caused by the increase of operating expenses of the financial services sector. Costs such as payroll, insurance, workers comp, and rental expense have all increased. There was a sharp increase in interest expense in the third quarter of 2003. Interest expense increased from $14,644 for the three months ended September 30, 2002 to $36,602 for the three months ended September 30, 2003. This is due to the Company having a prepayment penalty on the commercial property note. The Company also had a net loss on the sale of marketable securities of $1,327 for the three months ended September 30, 2003 compared to a net loss of $10,524 for the same period the year before. The Company had revenues of $39,836 for the three months ended September 30, 2003 compared with $138,870 for the same period last year. In the opinion of management, unsteady financial markets yielded a sharp decline in revenues to the Company's two financial services subsidiaries. Management is hoping that the financial services sector will start to improve in the next two quarters.

For the nine months ending September 30, 2003 the Company had a net loss from continuing operations after tax effects in the amount of $692,488 compared to net income from continuing operations after tax effects of $106,403 for the same period of 2002. The main contributor to the increase in income before taxes was a gain of $573,014 from the sale of the Companys commercial property. The factor contributing to the loss after taxes was that management determined a deferred tax benefit of $935,343 was impaired because its value exceeded the fair value management believed the Company would receive from the asset. This was mostly determined after the sale of the commercial property. Management had hoped that an improving economy along with the increasing value of the commercial property (at the time of sale) would yield increased net income to the Company, which would be able to be offset partially by the deferred tax benefit. However, in conjunction with the sale of the commercial building the financial services revenues have not increased as management has hoped, therefore, the use of this benefit was deemed remote and management decided to impair the benefit. Depreciation and Amortization was increased approximately $1,000 for the nine months ended September 30, 2003 to $34,039. The Company had a net gain on the sale of disposable assets in the amount of $573,014 for the nine months ended September 30, 2003 compared to a net gain on the sale of disposable assets of $93,283 for the same period of 2002. The Company had a loss from an investment it accounts for on the equity method of $5,983 for the nine months ended September 30, 2003 compared to a loss of $45,073 for the same period the year before.

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

For the three months ended September 30, 2003 the Financial Services sector was off significantly when compared to the same period of 2002. Financial Services revenue decreased $72,235 when comparing the third quarter of 2003 to the same period of 2002. Accounting for a large portion of this decrease was that for the nine months ended September 30, 2002, it should be noted that the Company had recognized $150,000 in common stock received for services, whereas 2003 does not have any common stock received for services. In the opinion of management this decrease was due to further unsteady financial markets. These deteriorating financial markets made liquidity very difficult on small companies who are the primary clients of the financial services sector. Operating costs in this sector remained fairly constant except for an approximate increase of $30,000. Costs such as payroll, insurance, workers comp, and rental expense have all increased.

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

Net Operating Loss

The Company has accumulated approximately $3,139,294 of net operating loss carryforwards as of September 30, 2003, which may be offset against taxable income and incomes taxes in future years. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The net loss carryforwards expire from the years 2019 till 2023. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. A tax benefit has been recorded in the Companys financial statements for the year ended December 31, 2002 in the amount of $935,343. This tax benefit was subsequently impaired, when the carrying amount of the asset exceeded its fair market value. Therefore, no tax benefit is any longer recorded in the Companys financial statements.


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