Form 10QSB/A
period 2003-09-30
TRIAD INDUSTRIES INC
filed 2004-03-02
CIK 1092105

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




                         INDEPENDENT ACCOUNTANTS REVIEW REPORT

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


__________________________________

ARMANDO C. IBARRA, C.P.A.  APC



November 12, 2003

Chula Vista, California

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS

                                                 As of       Year Ended
                                             September 30,  December 31,
                                                  2003          2002



CURRENT ASSETS
Cash                                         $  408,457   $   19,832
Accounts receivable                             174,148       82,312
Available for sale securities                    32,959       57,001

Trading securities                              113,607            -

Escrow account - property taxes                       -       10,102
                                             -----------------------------

Total Current Assets                            729,171      169,247

NET PROPERTY & EQUIPMENT                         14,603    1,074,900

OTHER ASSETS
Investment in other companies                   169,984      171,389

Net loan fees                                         -        6,902

Security deposits                                 1,224            -

Deferred tax benefit                                  -      935,343

                                             ------------------------------

Total Other Assets                              171,208    1,113,634

                                             ------------------------------

TOTAL ASSETS                                 $  914,982   $2,357,781

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

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations



                                                    Nine Months     Nine Months
                                                       Ended          Ended
                                                  September 30,    September 30,
                                                       2003             2002
REVENUES

Consulting income                                        112,989    $   405,752
Rental income                                             86,371        105,318

                                                    ----------------------------
Total Revenues
                                                         199,360        511,070

Costs of revenues                                        (46,037)       (32,442)

                                                    ----------------------------


GROSS PROFIT                                             153,323        478,628

OPERATING COSTS

Bad debt expense                                               -          9,895

Depreciation expense                                      34,039         33,022

Administrative expense                                   371,895        258,811

                                                    ---------------------------


Total Operating Costs                                    405,394        301,728


                                                    ---------------------------


OPERATING INCOME (LOSS)                                 (252,611)       176,900

OTHER INCOME & (EXPENSES)


Interest income                                              112          2,692

Other income                                                   -          2,885

Other expenses                                            (5,459)             -

Net realized gain (loss) on sale of marketable securities (5,924)       (20,654)

Loss in investment                                        (5,983)       (45,073)

Net gain (loss) on disposable assets                     573,014         93,283

Interest expense                                         (60,294)       (63,060)

                                                    ----------------------------


Total Other Income & (Expenses)                          495,466        (29,927)


                                                    ----------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES    242,855        146,973


INCOME TAX (PROVISION) BENEFIT                          (935,343)       (40,570)

                                                    ---------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER TAXES  $ (692,488)  $   106,403

                                                    ============================

DISCONTINUED OPERATIONS


Loss on sale of Northwest Medical Clinic, Inc.                 -     (1,542,394)

                                                    ---------------------------

NET INCOME (LOSS)                                    $  (692,488)   $(1,435,991)

                                                    ===========================
BASIC EARNINGS (LOSS) PER SHARE

Earnings (loss) from continuing operations           $     (1.31)   $      0.25

Earnings (loss) from discontinued operations         $      0.00    $     (3.55)

                                                    ----------------------------

BASIC EARNINGS (LOSS) PER SHARE                      $     (1.31)   $     (3.30)
                                                   ============================

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING                                529,983        433,743
                                                  ==============================

DILUTED EARNINGS (LOSS) PER SHARE

Earnings (loss) from continuing operations           $     (1.27)   $      0.21

Earnings (loss) from discontinued operations         $      0.00    $     (2.96)

                                                    ----------------------------

DILUTED EARNINGS (LOSS) PER SHARE                    $     (1.27)   $     (2.76)
                                                   ============================

WEIGHTED AVERAGE OF DILUTED

COMMON SHARES OUTSTANDING                                 543,806        518,743











                                   Three Months    Three Months
                                      ended            ended
                                   September 30    September 30
                                      2003             2002
REVENUES

Consulting income                   $  27,784    $ 100,019

Rental income                          12,052       38,851

                          --------------------------------
Total Revenues
                                       39,836      138,870

Costs of revenues                     (14,894)      (2,615)

                          --------------------------------


GROSS PROFIT                           24,942      136,255

OPERATING COSTS

Bad debt expense                            -            -

Depreciation expense                   12,460       12,164

Administrative expense                222,455       68,122

                              --------------------------------


Total Operating Costs                 234,915       80,286


                              --------------------------------


OPERATING INCOME (LOSS)              (209,973)      55,969

OTHER INCOME & (EXPENSES)


Interest income                           109            1

Other income                                -            -

Other expenses                         (4,209)           -

Net realized gain (loss) on sale
of marketable securities               (1,327)     (10,524)

Loss in investment (see note 9)          (262)           -

Net gain (loss) on
disposable assets                     573,014            -

Interest expense                      (36,602)     (14,644)




Total Other Income & (Expenses)       530,723      (25,167)


                                --------------------------------


INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES               320,750       30,802

INCOME TAX (PROVISION) BENEFIT       (952,458)      (4,620)




INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAXES              $(631,708)       26,182



DISCONTINUED OPERATIONS


Loss on sale of Northwest
Medical Clinic, Inc.                        -            -

                          --------------------------------


NET INCOME (LOSS)                   $(631,708)      26,182

                          ================================

BASIC EARNINGS (LOSS) PER SHARE

Earnings (loss) from
continuing operations        $       (1.19)   $     0.06

Earnings (loss) from
discontinued operations      $        0.00    $     0.00

                          --------------------------------

BASIC EARNINGS (LOSS) PER SHARE  $   (1.19)   $     0.06

                          ================================

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING           532,300      433,743

                          ================================

DILUTED EARNINGS (LOSS) PER SHARE

Earnings (loss) from
continuing operations           $    (1.15)    $    0.05

Earnings (loss) from
discontinued operations         $     0.00     $    0.00
                          --------------------------------

DILUTED EARNINGS (LOSS)
PER SHARE                       $    (1.15)    $    0.05

                          ================================

WEIGHTED AVERAGE OF DILUTED

COMMON SHARES OUTSTANDING           547,300      518,743

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
              Consolidated Statement of Comprehensive Income (Loss)

                                                    Nine Months      Nine Months
                                                       ended            ended
                                                    September 30    September 30
                                                       2003             2002

Net Income (Loss)                                 $  (692,488)   $ (1,435,991)

Other Comprehensive Income (Loss) :

Unrealized gain (loss) on securities                  (13,540)       (801,619)


Total Other Comprehensive Income (Loss)               (13,540)       (801,619)


Other Comprehensive Income (Loss)
efore Income Taxes                                    (13,540)       (801,619)

Income Tax (Provision) Benefit

Related to Items of Comprehensive Income (Loss)             -         272,550


Total Other Comprehensive Income (Loss)           $   (13,540)   $   (529,069)

Total Comprehensive (Loss)                        $  (706,028)   $ (1,965,060)





                                                    Three Months    Three Months
                                                        ended          ended
                                                    September 30    September 30
                                                        2003            2002


Net Income (Loss)                                     $(631,708)        26,182

Other Comprehensive Income (Loss) :


Unrealized gain (loss) on securities                     15,306       (228,234)


Total Other Comprehensive Income (Loss)                  15,306       (228,234)


Other Comprehensive Income (Loss)
Before Income Taxes                                      15,306       (228,234)

Income Tax (Provision) Benefit

related to Items of Comprehensive Income (Loss)               -         72,261


Total Other Comprehensive Income (Loss)               $  15,306      $(155,973)

Total Comprehensive (Loss)                            $(616,402)     $(129,791)

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

NOTE 3 -      SALE OF DISPOSABLE ASSET

     On July 31, 2003 the Company closed escrow on the sale of thier commercial property located at 350 West 9th Avenue Escondido, Ca 92025. The sales price on the commercial property was $1,680,000 dollars with the Company netting $835,000 in proceeds. However, the gain on the sale of the property was $573,014 before any tax implications.

NOTE 4 -       DESCRIPTION OF BUSINESS

The Company operate through its three subsidaries:

1. RB Capital and Equities, Inc., is a finacial services corporation that operates a merger and acquisition consulting business. The company does corporate filings and capital reorganizations business for small emerging private and public corporations.

2. HRM, Inc., is presently inactive in the healthcare industry.

3. Corporate Capital Formation, Inc., is a financial services corporation that operates a merger and acquisition consulting business.

     Triad Industries, Inc., (the parent company) in now a holding company.

                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

As of September 30, 2003, the Company has $729,171 in total current assets compared to total current assets of $169,247 as of December 31, 2002. The major factor in the increase of current assets was the sale of the 350 West Ninth Avenue commercial property, in which the company received proceeds of approximately $835,000 and recognized a gain from this asset disposal of $573,014. When comparing the current assets of the Company with December 31, 2001, there is an increase of $559,924. The cash proceeds were used to pay down accounts payable, to purchase a portfolio of trading securities, and $408,457 is still held in cash. As of September 30, 2003 the Company holds $146,566 in trading and available for sale securities compared to $57,001 of available for sale securities as of December 31, 2002. As of September 30, 2003 the current assets were comprised of $408,457 in cash, $174,178 in accounts receivable, and $146,566 in securities.

As of September 30, 2003 the Company has $141,800 in total current liabilities compared to $300,173 as of December 31, 2002. The most notable decrease in current assets comes from the decrease of the current portions of notes payable. This decrease of $150,910 is due to the sale of the commercial property. Security deposits payable decreased by approximately $4,500 for the same reason.


Results of Operations

For the three months ending September 30, 2003 the Company had a net loss in the amount of $631,708 compared to net income in the amount of $26,182 for the same period of 2002. The Company experienced a net gain of $573,014 from the sale of the Companys commercial property. It should be noted that upon the sale of the commercial building the Company no longer has any functions in the real estate sector. A contributing factor to the net loss was that management determined a deferred tax benefit of $952,458 was impaired because its value exceeded the fair value management believed the Company would receive from the asset.

In determining whether or not to have a valuation allowance against the deferred tax benefit the Company has impaired, management was required to evaluate both positive and negative evidence in making any determination. In determining that a valuation allowance was necessary, management feels that there is more negative than positive evidence regarding the deferred tax benefit.

The major  influence in the opinion of management  regarding  negative  evidence stems from the Company continuing to have operating losses. Although historically a large portion of the operating losses was caused by non cash transactions, the fact remains that the Company is still operating at a loss. Management had also hoped for a rebound from the financial services sector which had performed well prior to 2002. However, the financial services sector has not turned around.

In terms of positive evidence management considered the following: The 350 West Ninth Avenue property had been appreciating rapidly and the Company had no plans to sell the property. Also, as previously mentioned a large part of the Companys historical losses were from non cash transactions.

Therefore, in terms of the impairment of the deferred tax benefit management concluded that since the Company had just sold the property, the financial services sector had not turned around and the Company was still operating at a loss. It was more likely than not that the deferred tax benefit would not be recognized.

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

For the nine months ended September 30, 2003 the Company had a net loss from continuing operations after taxes of $692,488 compared to net income from continuing operations after taxes of $106,403 for the same period of 2002. The main contributor to the increase in income before taxes was a gain of $573,014 from the sale of the Companys commercial property. It should be noted that upon the sale of the commercial building the Company no longer has any functions in the real estate sector. The factor contributing to the loss after taxes was that management determined a deferred tax benefit of $935,343 was impaired because its value exceeded the fair value management believed the Company would receive from the asset.

In determining whether or not to have a valuation allowance against the deferred tax benefit the Company has impaired, management was required to evaluate both positive and negative evidence in making any determination. In determining that a valuation allowance was necessary, management feels that there is more negative than positive evidence regarding the deferred tax benefit.

The major  influence in the opinion of management  regarding  negative  evidence stems from the Company continuing to have operating losses. Although historically a large portion of the operating losses was caused by non cash transactions, the fact remains that the Company is still operating at a loss. Management had also hoped for a rebound from the financial services sector which had performed well prior to 2002. However, the financial services sector has not turned around.

In terms of positive evidence management considered the following: The 350 West Ninth Avenue property had been appreciating rapidly and the Company had no plans to sell the property. Also, as previously mentioned a large part of the Companys historical losses were from non cash transactions.

Therefore, in terms of the impairment of the deferred tax benefit management concluded that since the Company had just sold the property, the financial services sector had not turned around and the Company was still operating at a loss. It was more likely than not that the deferred tax benefit would not be recognized.

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

                                                     TRIAD INDUSTRIES, INC.


Dated: September 13, 2003

                                                   By:/S/Linda Bryson
                                                     Linda Bryson
                                                     President, Director

                                                   By:/S/ Michael Kelleher
                                                      Michael Kelleher
                                                      CFO