Form 10KSB
period 2003-12-31
TRIAD INDUSTRIES INC
filed 2004-03-26
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2003
                                       Or
       Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                (No Fee Required)
                         Commission File Number: 0-28580

                             Triad Industries, Inc.
             (Exact Name of Registrant as specified in its charter)

                                Nevada 88-0422528
      (State or other jurisdiction of (IRS Employer Identification Number)
                         incorporation or organization)

                           350 W. 9th, Ave, Suite 204
                               Escondido, CA 92025
              (Address and zip code of principal executive offices)

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

                                    x YES NO

As of March 24, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $43,170 based upon a $.10 per share trading price on March 24, 2004.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.


Common Stock                                  532,300 Shares Outstanding
$0.001 par value                                as of December 31, 2003

Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Companys definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $227,171.

                             TRIAD INDUSTRIES, INC.
                                TABLE OF CONTENTS


                                   PART I                          Page

Item 1.          Description of Business                             1-5
Item 2.          Description of Property                               5
Item 3.          Legal Proceedings                                     5
Item 4.          Submission of Matter to a Vote of
                 Security Holders                                      5


                         PART II

Item 5.          Market for Common Equity and Related
                 Stockholder Matters                                5-9
Item 6.          Managements Discussion and Analysis
                 or Plan of Operation                               9-18
Item 7.          Financial Statements                               19-43
Item 8.          Changes in and Disagreements with
                 Accountants on  Accounting and
                 Financial Disclosure                               43


                        PART III

Item 9.          Directors, Executive Officers, Promoters
                 and Control persons;
                 Compliance with Section 16(a)
                 of the Exchange Act                                44-45
Item 10.         Executive Compensation                             45-46
Item 11.        Security Ownership of Certain Beneficial
                Owners and Management                               46
Item 12.        Certain Relationships and
                Related Transactions                                47-48
Item 13.        Exhibits and Reports on Form 8-K                    49



SIGNATURES                                                          S-1

ITEM     1.       Description of Business

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

On October 17, 1997, at a Special Meeting of the Shareholders, the company met to amend the Articles of Incorporation to change the name of the company to RB Capital & Equities, Inc.

On March 15, 1999 at a Special Meeting of the Shareholders HRM (1) reversed its common stock on a one for ten (1:10) basis from 262,836 to 26,337 shares outstanding. Also at the Special Meeting of Shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 253,408 shares of HRM post split common stock and 35,000 shares of $20.00 preferred stock. (Gam Properties and Miramar Road became subsidiaries of RB Capital on February 26, 1999. RB Capital & Equities had a note payable to American Health Systems, Inc., for $1.4 million for these subsidiaries. This note was retired by issuance of 35,000 $20.00 preferred shares and 18,667 shares of pre split common stock to American Health Systems, Inc. for the above mentioned note.) RB Capital and Equities was a non-trading publicly owned company. The Company has approximately 400 shareholders. The only significant shareholder was American Health Systems, Inc. who owned 18,667 (23.5%) of common shares before the merger and 56,000 (17.5%) of common shares after the merger. The 35,000 shares of preferred stock that were issued to American Health Systems, Inc. was for a note payable for the 99% interest RB Capital had acquired in Miramr Road Associates on February 28, 1999. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital controlled HRM after the acquisition. Therefore, RB Capital is treated as the acquiring entity for accounting purposes and HRM is the surviving entity for legal purposes.

On March 15,1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc.

In September of 1999 Triad Industries acquired the un-owned 1% interest in Miramar Road Associates, for cash. On June 30, 2000 the Company issued 73,165 shares of common stock at $19.20 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 44,760 shares of common stock to Northwest Medical Clinic, Inc (an S Corp). The Company issued 17,330 shares of common stock to Amerimed of Georgia and 11,075 shares of common stock to Florimed of Florida. The certain assets, subject to certain liabilities were all acquired in separate transactions. The certain assets, subject to
certain   liabilities  were   simultaneously   placed  in  a  newly  capitalized
Corporation named Northwest Medical Clinic, Inc. Although the prior operating name was used, it should be noted that the purpose of this acquisition was to use the Companys public status to raise funds through the sale of common stock to be able to inject capital into the medical clinic to change its direction. The personal injury sector that the clinic had historically performed was no longer profitable due to several factors. The main factors were the length of time to collect on an outstanding balance from the insurance providers, and the litigious nature of insurance claims. The operators of the clinic had determined that they must change the services they provided in order to remain in business. However, the clinic did not have the access to sufficient capital to change direction. The Company determined that they would acquire certain assets, subject to certain liabilities from three entities to capitalize a medical division balance sheet (operating under the name Northwest Medical Clinic Inc), then, immediately inject sufficient capital to change the clinic direction in order for it to be viable.

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

As of December 31, 2003 the Company had 532,300 shares of $.001par value common stock outstanding and 7,500 shares of $1.00 preferred stock outstanding.

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

Subsidiaries

Triad owns three subsidiaries on a wholly owned basis:

1- RB Capital and Equities, Inc., a Nevada corporation, is a financial service corporation that operates a merger and acquisition consulting business. The company does corporate filings and capital reorganization business for small emerging private and public client corporations. 100% owned.

2- Healthcare Resource Management, Inc., a Nevada corporation. Presently inactive.

3- Corporate Capital Formation, Inc., a Nevada Corporation, is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filings, capital reorganizations and resident agent services for small and emerging private or public companies. 100% owned.

It should be noted that on July 31, 2003 Triad Industries, Inc. sold the commercial property located at 350 West Ninth Avenue, Escondido, CA 92025. The Company sold the property for $1,680,000 and recognized approximate proceeds from the sale in the amount of $835,000. This was the Companys last real estate holding. Triad Industries, Inc. currently is not active in any business activities. It operates through its wholly owned subsidiaries. Therefore, Triad Industries Inc., is a holding company.

The Company is not dependent on one or a few major clients.

The Company does not hold any patents or trademarks.

The Company does not need governmental approval for any of its products or services. Furthermore, management is unaware of any existing or probable governmental regulations that would affect the Company.

Services and Operations

     Triad Industries, Inc. Parent Company.   (holding company)


     RB Capital & Equities, Inc.        100% owned

The Company is in the merger and acquisition consulting business. In the financial services area the firm prepares S-1, SB2, S-4, and S-18, Registration Statements, 15c2-11 filings, Regulation D 504, 505, and 506 Private Placement memorandums with regulatory filings, and other SEC reports such as Form 10 and Form

10SB, 8K and related filings. In addition the Company prepares Plan of Reorganizations for Internal Revenue Code, Rule 368 (a)(1)(a), 369(a)(1)(b) and 369c (a)(1)(c) for business combinations. The firm also prepares and files Articles of Incorporation, By Laws, Officer and Director filings, State reports, business plans, and does general accounting for client firms. The Company arranges for independent auditing and legal services to be performed for clients. The Company does not share fees with other professionals. The Company functions in the Public Relations areas including, but not limited to shareholder letters, corporate profiles, press releases based on client information.

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

Healthcare Resource Management, Inc., Inc. is a Nevada corporation that resulted from the business combination of Healthcare Resources and RB Capital and Equities, Inc.. Healthcare Resource Management, Inc. is designed to be a medical management company, however; it is presently inactive.

Employees

Including its officers and directors the consolidated operations employ 4 full time employees. There are four full time employees in the financial services sector (RB Capital & Equities, Inc. and Corporate Capital Formation, Inc.). The companies also use independent consultants for a variety of tasks.

Competition

RB Capital & Equities, Inc., and Corporate Capital Formation, Inc. have large-scale competition in the financial services industry. Some of the same functions of the Company are provided by accounting firms, legal firms, brokerage firms, and individual consultants. However, the management of the Company feels that they have a competitive advantage over these companies, which is due to the fact that the Company offers all the services their competition does (except legal and auditing) under one roof. Most of the competition is fragmented and only provides one aspect of these services.

Item 2.  Description of Property

Triad Industries, Inc., and RB Capital & Equities, Inc., occupy approximately 1150 square feet of general office space at 350 W. Ninth Avenue #204, Escondido, CA 92025. The Company rents the above mentioned space from JSK Service for the amount of $1,173 per month, on a one year lease that expires on July 31, 2004. The Company has not made arrangements to extend the lease currently and is looking into the possibility of a new location. To date no new location has been found.

Corporate Capital Formation, Inc. occupies a 320 square foot office located at 6565 Spencer Street, Las Vegas, NV 89119, which is rented from Devton International Inc. on a month to month lease at the rate of $660.


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

The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TDII. The company stock has, during the fiscal year ending December 31, 2003, traded between $.06 and $.60 per share. The number of shares of record of common stock, $.001 par value, of the Company was 532,300 as of December 31, 2003. The Company has not yet adopted any policy regarding payment of dividends. It should be noted that the Company declared a one for twenty reverse stock split, which was effective on February 28, 2003.

The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:

                                             Low                High
Qtr Ended 3-31-02                             $.25               $.55
Qtr Ended 6-30-02                             $.13               $1.80
Qtr Ended 9-30-02                             $.20               $.60
Qtr Ended 12-31-02                            $.13               $.40
Qtr Ended 3-31-03                             $.06               $.60
Qtr Ended 6-30-03                             $.16               $.30
Qtr Ended 9-30-03                             $.16               $.30
Qtr Ended 12-31-03                            $.16               $.30

As of December 31, 2003, the Company has issued and outstanding 532,300 shares of common stock outstanding to 491 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

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

        Recent Sales of Unregistered Securities

In accordance with Item 701 of Regulation SB the Company considers recent sales of securities to be transactions which have occurred in the last three years.

On January 15, 2001, the Company issued 2,500 shares of common stock to 5 employees of Northwest Medical Clinic under the Companys Gross Annual Wage Bonus Plan at $3.40 per share, for total services rendered of $8,500.

On January 18, 2001, the Company issued 7,238 shares of common stock to eight employees of the Company for services accrued in the amount of $30,324 as of the year ended 2000 at $2.98 per share.

On February 21, 2001, the Company issued 1,255 shares of common stock to an employee for services rendered at $3.40 per share and total consideration of $3,740.

On March 1, 2001, the Company issued 35,000 shares to management and key employees under the Companys employee stock option plan. The shares were issued at $3.40 per share and a stock subscription receivable was recorded on the Companys books in the amount of $119,000.

On June 6, 2001, the Company issued 45,000 shares of common stock at $2.20 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc.and total consideration of $96,000.

On June 22, 2001, the Company issued 18,000 shares of common stock collectively to directors for services rendered at $.60 per share for services rendered in the amount of $10,800.

On, October 1, 2001, the company retired the stock subscription receivable that was issued on March 1, 2001.The 35,000 shares that were issued were cancelled and the stock subscription receivable was retired.

On January 1, 2002, Northwest Medical Clinic, Inc. was sold back to its original shareholders in exchange for the 73,165 shares of common stock that was issued to purchase the assets and liabilities. Due to the Companys common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

On October 15, 2002 American Health Systems, Inc. converted on a two for one basis 35,000 shares of preferred stock it had held. Therefore, the Company issued 70,000 shares of common stock for this conversion.

On January 24, 2003 the company issued 27,500 shares of common stock at $.20 per share to retire accrued services rendered of $5,500 that were officers and directors fees for the year ended December 31, 2002.

All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

As of December 31, 2003 the Company has a total of 532,300 shares of common stock outstanding.

It should be noted that the Company declared a one for twenty reverse stock split, which was effective on February 28, 2003. The above transactions have been retroactively restated to bear the effects of the reverse.

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

As of December 31, 2003, there are no warrants outstanding. The only convertible securities that are outstanding consist of 7,500 shares of preferred stock, which convert on a two for one basis..

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

Item 6.  Managements Discussion and Analysis or Plan of Operation

The following discussion pertains to the Companys results of operations as of the years ended December 31, 2003 and 2002. The Company consolidates the operations of RB Capital and Equities, Inc., Corporate Capital Formation, Inc.

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

Triad Industries, Inc. sold the commercial building. Therefore, the parent Company is now a holding company.

RB Capital & Equities Inc., and Corporate Capital Formations, Inc. had substantially decreased revenues when compared to the prior year. Management attributes this weak capital market for small and emerging companies and investors looking for more secure investments than micro cap equities. This affects RB Capital & Equities, Inc and Corporate Capital Formations, Inc. greatly, due to the fact that the Company derives its revenues from performing consulting work for companies that wish to soon trade publicly and derive their operating capital from public investment. In the opinion of management, a downtrodden stock market, a decrease in initial public offerings, and the public keeping their money out of equities all had a negative affect on the financial services subsidiaries.

Management is confident that current cash on hand will satisfy the Companys cash requirements for the next twelve months.

The Company does not expect to purchase any significant equipment during the next twelve months.

Management does not intend to hire additional employees; the only hiring would be to replace a vacated position .In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.

Results of Operations

Revenues totaled $227,171 as of December 31, 2003, compared to $651,308 as of December 31, 2002; this is a decrease of approximately 65%. The decrease can be partially be explained by the decrease in real estate revenues from $138,362 in 2002, to $86,371 for the same period of 2003. The Company sold the last two residential rental properties the Company held during the first quarter of 2002 and sold the commercial property in July of 2003. Further contributing to the decrease in revenues was the poor performance of the financial services sector.

         Revenue for the years ended December 31, 2003 and 2002:

                                2003       2002

RB Capital                    $125,766   $400,645
Corporate Capital Formation     13,114     64,760
Triad Industries, Inc.          88,291    185,902



For the year ended December 31, 2003 the Company had a net loss of $684,860 compared to a net loss of $1,457,825 for the same period of 2002.


Revenues totaled $227,171 as of December 31, 2003, compared to $651,308 as of December 31, 2002; this is a decrease of approximately 65%. The decrease can be partially be explained by the decrease in real estate revenues from $138,362 in 2002, to $86,371 for the same period of 2003. The Company sold the last two residential rental properties the Company held during the first quarter of 2002 and sold the commercial property in July of 2003. Further contributing to the decrease in revenues was the poor performance of the financial services sector. The major factor contributing to the drop in revenues for the financial services sector was the amount of common stock received for services. For the year ended December 31, 2002 the Company recognized $150,000 in common stock received for services, compared to $0 for the same period of 2003. Management has attributed this decrease to weak capital market for small and emerging companies and investors looking for more secure investments than micro cap equities. This affects RB Capital & Equities, Inc and Corporate Capital Formations, Inc. greatly, due to the fact that the Company derives its revenues from performing consulting work for companies that wish to soon trade publicly and derive their operating capital from public investment.

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

The Company had income from continuing operations for the year ended December 31, 2003 of $250,843, compared to income from continuing operations of $172,585 for the same period the year before. This increase can largely be attributed to the $573,014 gain the Company recognized from the sale of the commercial property. There was a $17,616 decrease in Depreciation and Amortization, which can mostly again be attributed to the commercial property sale. General and Administrative costs decreased $12,500 from 2002 to 2003. It should be noted that costs of sales increased approximately $74,000. This sharp increase was due to largely to approximately $60,000 in consulting fees the Company paid. The Company recognized a loss of $5,721 from an investment in another company that is accounted for under the equity method compared to a loss of $25,691 for the same period f 2002.. The Company realized a loss of $6,588 from the sale of securities compared to a gain of $106,366 in the prior year.

Bad Debt also decreased significantly from $55,504 for fiscal 2002 to $14,605 for fiscal 2003. The reason for the decrease in bad debt expense was the Company not being very active in the financial services area. The Company would normally perform services then bill for these services, with the potential for non payment. However, with the decreased activity in the financial services sector the bad debt possibility was decreased.

Interest expense also decreased from $75,758 for the year ended December 31, 2002 to $60,560 for the year ended December 31, 2003. This can also be attributed to the commercial property sale




                                             Income Statement Summary
                                                    December 31

                                        2003          2002

Revenues                             $ 227,171    $ 651,308

Total Operating Costs                  540,829      537,832

Income (Loss) from Operations         (313,658)     113,476

Other Income/ (Expense)                561,141       59,109

Net Income / (Loss) From
Continuing Operations Before Taxes     250,843      172,585


                                         FINANCIAL INFORMATION RELATING TO
                                         INDUSTRY SEGEMENTS AND CLASSES OF
                                               PRODUCTS OR SERVICES

                                                            YEAR

                                             2001           2002        2003

Sales to unaffiliated customers:
Miramar Road Associates, LLC. * /
Triad Industries, Inc.
Commercial Real Estate Rental Revenue       235,008       130,662        88,291
Gam Properties, Inc.                                                         **
Residential Real Estate Rental Revenue       71,880         7,700             -
RB Capital and Equities, Inc. /
Triad Industries/
Corporate Capital Formation, Inc.
Financial Service Revenue                   566,211       512,496       138,880

Intersegment Sales
Miramar Road Associates, LLC.                     -             -             -
Gam Properties, Inc.                              -             -             -
RB Capital and Equities, Inc.                     -             -             -
Triad Industries, Inc.                            -             -             -
HRM                                               -             -
                                                                              -
Northwest Medical Clinic, Inc.                    -             -             -
Corporate Capital Formation, Inc.                 -             -             -



Operating Profit/Loss
Miramar Road Associates, LLC.*             (622,364)            -             -
Gam Properties, Inc.                              -             -             -
RB Capital and Equities, Inc.               275,909       161,846      (160,101)
Triad Industries, Inc.                     (116,734)      (32,909)     (137,493)
HRM                                               -             -
                                                                              -
Corporate Capital Formation, Inc.           (28,460)      (15,462)      (16,056)
Triad Realty Inc.                              (870)            -             -

Identifiable Assets
Miramar Road Associates, LLC.*                    -             -             -
Gam Properties, Inc.**                            -             -             -
RB Capital and Equities, Inc.               804,334       190,611       187,030
Triad Industries, Inc.**                  2,760,124     2,050,617       557,157
HRM                                           3,026         3,028             -
Northwest Medial Clinic, Inc***           1,697,909             -             -
Corporate Capital Formation, Inc.           170,178       113,525       122,714


* Miramar Road  Associates  sold their  commercial  building in May of 2001.

**Triad sold the last two residential properties it owned in the first quarter of 2002 and the commercial property in July 2003.


               ***  Northwest  Medical  Clinic,  Inc.  sold on  January 1, 2002.
          (Presented  as  a  Discontinued   Operation)  ****  Corporate  Capital
          Formation, Inc. was acquired on June 6, 2001.


RB Capital and Equities, Inc. had an operating loss of $160,101 compared to an operating profit of $161,846. There was a decrease of approximately $275,000 in consulting revenues from this financial services subsidiary. The main contributing factor was for the year ended December 31, 2002 the Company recognized $150,000 in common stock received for services, compared to $0 for the same period of 2003. Salary expenses including payroll taxes increased by $55,571 when comparing 2003 to 2002. Also, consulting fees increased by $52,200 when comparing the year ended December 31, 2003 to the same period the year before. Management attributes the increases in payroll costs and consulting to payroll raises and increased costs which were incurred to make the Company in compliance with full reporting standards. Furthermore, Bad Debt expense decreased by $12,020 when comparing the year ended December 31, 2003 to the same period of 2002. However, in comparison operating costs for the most part remained constant except for those disclosed above.

Corporate Capital Formation, Inc, had a net operating loss of $16,056, compared to a net operating loss of $15,462 for the year before. Corporate Capital Formation, Inc., had revenues significantly below the year before and operating expenses dropped proportionately. Corporate Capital Formation Inc., attributes the lack of revenues due to weak financial markets. A large majority of Corporate Capital Formations, Inc. clients rely on public funding to operate, due to poor economic conditions public funding was difficult to come by for their clients. In conjunction with revenue being approximately A quarter of the year before, operating expenses also followed the same trend. Bad Debt expense was the only material item to change in comparison of Corporate Capital Formation, Inc.s general and administrative expenses.

Triad Industries, Inc. the parent company had an operating loss of $137,493 compared to an operating loss of $32,909 for the same period of 2002. It is difficult to present comparative information for Triad Industries, Inc. This is due to the fact that the main operation of the parent Company was the 350 West Ninth Avenue building, which was sold in July of 2003. The Company owned the building for the whole year of 2002. The operating costs of the corporation are for the most part fixed.

Recent Accounting Pronouncements

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB  Statement No.  145(SFAS
145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt and the amendment to SFAS 4, FASB Statement No. 64(SFA 64),Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66,Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and
(3) is subject (in its entirety) to the sale leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The implementation of SFAS 145 did not have a material effect on the financial statements.

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

SFAS No. 147 -- In October 2002, the FASB issued Statement No. 147 Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 an Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The implementation of SFAS 147 did not have a material effect on the financial statements.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148). SFAS 148amends SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The implementation of SFAS 148 did not have a material effect on the Companys financial statements.

Inflation

In the opinion of management, inflation will not have a material effect on the operations of Triad Industries Inc.

Liquidity and Capital Resources

The Company has approximately an 8:1 current ratio. As of December 31, 2003 the Company has $707,912 in current assets compared to $169,247 for the same period of 2002. For the year ended December 31, 2003 cash increased $391,782, accounts receivable increased $5,830, marketable securities increased $102,403, and other current assets decreased $10,102 due to the sale of commercial property.

Current liabilities decreased from $300,173 for the year ended December 31, 2002 to $85,022 for the year ended December 31, 2003. The major factor related to this change was a $150,910 decrease in current notes payable on real estate, due to the sale of the commercial property. The outstanding balance on the RB Capital line of credit also decreased by about $2,700. Other significant decreases in liabilities included a $4,631rease in accounts payable and a $46,188 decrease in loans payable.


                              Balance Sheet Summary
                                   December 31

                                2003       2002

Total Current Assets          707,912     169,247
Property (net)                 35,128   1,074,900

Total Assets                  866,901   2,357,781

Current Liabilities            85,022     300,173

Long Term Liabilities               -     583,898

Total Liabilities              85,022     884,071

Total Stockholders Equity     781,879   1,473,710

Total Liabilities and
Stockholders Equity           866,901   2,357,781

The Company no longer has access to a credit line it had established. This is due to the prior Company president Gary DeGano leaving the Company. Mr. DeGano was the guarantor of the line of credit. Due to his retiring, the line of credit was no longer available for use. However, the Company can pay down the remaining balance over approximately nine years. As of December 31, 2003 there was $4,354 outstanding on this line of credit.

Triad Industries, Inc., has $ 707,912 in current assets including $ 411,614 in cash. The Company believes the $208,156 it holds in available for sale and trading securities to be very liquid. The marketable securities can be converted to cash in under three days. The Company holds $ 88,142 in accounts receivable. This is also highly liquid, however; this liquidity depends on the party the amount is due from. Allowances for bad debt have been made where appropriate. Due to the fact Triad Industries is a consolidated parent holding company Triad Industries, Inc. will use free cash flow if available from RB Capital & Equities, Inc. and Corporate Capital Formation, Inc. to satisfy Triads short-term cash requirements.

In the event, outside funding is necessary; the Company will investigate the possibility of interim financing, either debt or equity, to provide capital ..Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or public offering.

Net Operating Losses

The Company has accumulated $(3,131,666) of net operating losses and other comprehensive losses of $(653,085) as of December 31, 2003, which may used to reduce taxes in future years through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. It should be noted that the company has expensed a deferred tax benefit on the books in the amount of $935,343 as of December 31, 2003. Therefore, no tax benefit is any longer presented on the Companys books.

In the event of certain changes in control of the Company, there will be an annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully market its services if and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


Item 7.  Financial Statements and Supplementary Data

Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD

Members of the Better Business Bureau since 1997

To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025


                          INDEPENDENT AUDITORS REPORT

We have audited the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years then ended. These financial
statements   are  the   responsibility   of  the   Companys   management.   Our
responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triad Industries, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2e, the Companys financial statements have been presented on the basis that it is a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company continue as a going concern.

__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

March 19, 2004
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS
                                                As of         As of
                                             December 31,   December 31,
                                                2003            2002
CURRENT ASSETS
Cash                                         $  411,614   $   19,832
Accounts receivable                              88,142       82,312
Available for sale securities (see note 7)       72,949       57,001
Trading securities (see note 8)                 135,207            -
Escrow account - property taxes                       -       10,102
Total Current Assets                            707,912      169,247
NET PROPERTY & EQUIPMENT                         35,128    1,074,900
OTHER ASSETS
Investment in other companies (see note 9)      122,637      171,389
Net loan fees                                         -        6,902
Security deposits                                 1,224            -
Deferred tax benefit                                  -      935,343
Total Other Assets                              123,861    1,113,634
TOTAL ASSETS                                 $  866,901   $2,357,781

                            TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
                         Consolidated Balance Sheets
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                            As of          As of
                                        December 31,    December 31,
                                            2003            2002
CURRENT LIABILITIES
Accounts payable                       $    20,456    $    25,087
Loans payable                               59,612        105,800
Line of credit                               4,354          7,038
Taxes payable                                    -          6,251
Client deposits                                600          5,087
Trust deeds and mortgages
Short-term portion                               -        150,910
Total Current Liabilities                   85,022        300,173
LONG-TERM LIABILITIES
Trust deeds and mortgages
Long-term portion                                -        583,898
Total Long-Term Liabilities                      -        583,898
TOTAL LIABILITIES                           85,022        884,071
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares issued
and outstanding for
December 31, 2003 and 2002,
respectively)                                7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
532,300 and 504,800 shares
issued and outstanding
as of December 31, 2003
and 2002, respectively)                        532            504
Additional paid-in capital               4,621,098      4,615,626
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (653,085)      (640,614)
Retained earnings (deficit)             (3,131,666)    (2,446,806)
Total Stockholders' Equity                 781,879      1,473,710
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $   866,901    $ 2,357,781

                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
                Consolidated Statements of Operations
                                          Year Ended      Year Ended
                                          December 31,    December 31,
                                             2003            2002
REVENUES
Consulting income                       $   140,800    $   512,946
Rental income                                86,371        138,362
Total Revenues                              227,171        651,308
Costs of revenues                          (122,541)       (48,530)
GROSS PROFIT                                104,630        602,778
OPERATING COSTS
Bad debt expense                             14,605         55,504
Depreciation expense                         13,514         31,130
Administrative expense                      390,169        402,668
Total Operating Costs                       418,288        489,302
OPERATING INCOME (LOSS)                    (313,658)       113,476
OTHER INCOME & (EXPENSES)
Interest income                                 818          2,696
Other income                                 55,323          2,986
Other expenses                                    -        (45,173)
Net realized gain (loss) on
sale of marketable securities                (6,588)       106,366
Gain on valuation of
trading securities                            7,855              -
Loss in investment (see note 9)              (5,721)       (25,691)
Net gain (loss) on disposable assets        573,014         93,283
Finance charges                                   -            400
Interest expense                            (60,560)       (75,758)
Total Other Income & (Expenses)             564,141         59,109
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES                     250,483        172,585
INCOME TAX (PROVISION) BENEFIT             (935,343)       (88,016)
INCOME (LOSS) FROM CONTINUING
OPERATIONS AFTER TAXES                  $  (684,860)   $    84,569
DISCONTINUED OPERATIONS
Loss on sale of Northwest
Medical Clinic, Inc.                              -     (1,542,394)
NET INCOME (LOSS)                       $  (684,860)   $(1,457,825)
BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from
continuing operations                   $     (1.29)   $      0.19
Earnings (loss) from
discontinued operations            $              -    $     (3.44)
BASIC EARNINGS (LOSS) PER SHARE         $     (1.29)   $     (3.25)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   530,567        448,702
DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from c
ontinuing operations                    $     (1.26)   $      0.16
Earnings (loss) from
discontinued operations                 $         -    $     (2.93)
DILUTED EARNINGS (LOSS) PER SHARE       $     (1.26)   $     (2.77)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                   545,567        526,222

                   TRIAD INDUSTRIES, INC.
           (Formerly RB Capital & Equities, Inc.)
    Consolidated Statement of Comprehensive Income (Loss)
                                           Year Ended     Year Ended
                                           December 31,   December 31,
                                              2003            2002
Net Income (Loss)                         $  (684,860)   $(1,457,825)
Other Comprehensive
Income (Loss) :
Unrealized gain (loss)
on securities                                 (12,471)      (802,276)
Total Other Comprehensive
Income (Loss)                                 (12,471)      (802,276)
Other Comprehensive Income (Loss)
Before Income Taxes                           (12,471)      (802,276)
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)                         -        272,775
Total Other Comprehensive Income (Loss)   $   (12,471)   $  (529,501)
Total Other Comprehensive (Loss)          $  (653,085)   $  (640,614)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                From December 31, 2000 through December 31, 2003
                                                                      Additional
                                  PreferredPreferred  Common  Common   Paid-in
                                   Shares   Stock     Shares  Stock     Capital


 Balance, December  31, 2000        42,500   42,500  433,972    433   4,460,599

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                   2,500      3       8,497

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                       7,238      7      30,317

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                   1,255      1       3,739

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                      35,000     35     118,965

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                     5,000     45      95,955

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                         18,000     18      10,782

 October 1, 2001 cancellation of
 stock subscription                                  (35,000)   (35)   (118,965)

 Other comprehensive loss December 31, 2001

 Net income for the year ended

 December 31, 2001
 Balance,  December 31, 2001        42,500   42,500  507,965    507   4,609,889

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                (73,165)   (73)    (29,193)

 On October 15, 2002 preferred stock
 converted to common stock at 2 for(35,000) (35,000)  70,000     70      34,930

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002         7,500    7,500  504,800    504   4,615,626

 Stock issued on January 24, 2003
 for services rendered @ $0.20 a share                27,500     28       5,472

 Other comprehensive loss December 31, 2003

Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003         7,500  $ 7,500  532,300  $ 532 $ 4,621,098













                                                Stock
                                              Subscription      Reatined
                                                Receivable      Earnings



Balance, December 31, 2000                       (62,500)    (1,045,230)
Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                    -              -

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -              -

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -              -

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                 (119,000)             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -              -

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -              -

October 1, 2001 cancellation of
stock subscription                               119,000              -

Other comprehensive loss December 31, 2001             -              -

Net income for the year ended
December 31, 2001                                      -         56,249


Balance, December 31, 2001                       (62,500)      (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                   -              -

On October 15, 2002 preferred stock
converted to common stock at 2 for
1 ratio                                                -              -

Other comprehensive loss December 31, 2002             -              -

Net loss for the year ended
December 31, 2002                                      -     (1,457,825)

Balance, December 31, 2002                       (62,500)    (2,446,806)

Stock issued on January 24, 2003
for services rendered @ $0.20 a share                  -              -

Other comprehensive loss December 31, 2003             -              -

Net loss for the year ended
December 31, 2003                                      -       (684,860)

Balance, December 31, 2003                   $   (62,500)   $(3,131,666)


                                                Accumulated
                                                Comprehensive
                                                Income             Total
                                                (loss)

Balance, December 31, 2000                       (27,122)     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                    -          8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -         30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -          3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -         96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -         10,800

October 1, 2001 cancellation of
stock subscription                                     -              -

Other comprehensive loss December 31, 2001       (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                      -         56,249


Balance, December 31, 2001                      (111,113)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                   -        (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 for
1 ratio                                                -              -

Other comprehensive loss December 31, 2002      (529,501)      (529,501)

Net loss for the year ended
December 31, 2002                                      -     (1,457,825)
                                                                      -
Balance, December 31, 2002                      (640,614)     1,473,710

Stock issued on January 24, 2003
for services rendered @ $0.20 a share                  -          5,500

Other comprehensive loss December 31, 2003       (12,471)       (12,471)

Net loss for the year ended
December 31, 2003                                      -       (684,860)

Balance, December 31, 2003                   $  (653,085)   $   781,879

                    TRIAD INDUSTRIES, INC.
            (Formerly RB Capital & Equities, Inc.)
             Consolidated Statements of Cash Flows
                                                Year Ended      Year Ended
                                                December 31,    December 31,
                                                   2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $  (684,860)   $(1,457,825)
Depreciation expense                                  13,514         31,130
(Increase) decrease in accounts
receivable                                            (5,830)     1,939,728
(Increase) decrease in advances                            -          5,815
(Increase) decrease in impound
account                                                    -            722
(Increase) decrease in escrow
account                                               10,102              -
(Increase) decrease in income
tax benefit                                          935,343        (88,016)
Increase (decrease) in
accounts payable                                      (4,631)       (48,639)
Increase (decrease) in
security deposits                                     (5,711)        (3,182)
Increase (decrease) in
taxes payable                                         (6,251)        (3,774)
Valuation of trading securities                       (7,855)             -
Increase (decrease) in
available
for sale securities                                        -       (106,366)
Net (gain) / loss on investments                       5,721         25,691
Bad debt expense                                      14,612         55,504
Common stock issued for accrued services               5,500              -
Net Cash Provided by (Used in)
Operating Activities                                 269,654        350,788
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                      (127,352)             -
Net sale (purchase) of fixed assets                1,026,258        (28,667)
Net Cash Provided by (Used in)
Investing Activities                                 898,906        (28,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                              (2,684)       (23,040)
Change in loan fees                                    6,902            422
Change in loan payable                               (46,188)      (172,302)
Change in notes and
mortgages payable                                   (734,808)      (261,261)
Change in common stock                                     -            (63)
Change in preferred stock                                  -       (700,000)
Change in paid in capital                                  -        670,797
Change in assets hels for sale                             -        167,514
Net Cash Provided by (Used in)
Financing Activities                                (776,778)      (317,933)
Net Increase (Decrease) in Cash                      391,782          4,189
Cash at Beginning of Year                             19,832         15,643
Cash at End of Year                              $   411,614    $    19,832
Supplemental Cash Flow Disclosures:
Cash paid during period for interest             $    60,560    $    75,758
Cash paid during period for taxes                $              $         -
Schedule of Non-Cash Activities:
Common stock issued for accured services         $     5,500    $         -
Common stock received for services               $      -       $   150,000
Common stock retired on the sale
of Northwest Medical Clinic, Inc.                $    -         $    29,266
Loss on sale of Northwest Medical Clinic, Inc    $    -         $  1,542,394
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

In October 2001, Gam Properties and Triad Industries combined operations. Gam Properties Corporation is to be dissolved.

On January 1, 2002 the Company sold Northwest Medical Clinic, Inc. for a net loss of $1,542,394.

On July 31, 2003 the Company closed escrow on the sale of their commercial property located at 350 West 9th Avenue Escondido, Ca. 92025. The sales price on the commercial property was $1,680,000 dollars with the Company netting $835,000 in proceeds. However, the gain on the sale of property was $573,014 before any tax implications.

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

The Company operates through its three subsidiaries:

1. RB Capital and Equities, Inc. is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filing and capital reorganization business for small emerging private and public corporations . 2. HRM, Inc. is presently inactive in the healthcare industry.

3. Corporate Capital Formation, Inc. is a financial services corporation that operates a merger and acquisition consulting business.


Triad Industries, Inc. (the parent company) is now a holding company.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The company has elected a December 31, year end.

b.       Basis of Consolidation

The consolidated financial statements of Triad Industries, Inc. include those accounts of RB Capital & Equity Inc., Healthcare Resource Management Inc., and Corporate Capital Formation, Inc. Triad Industries owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

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

g.  Concentration of Credit Risk

          The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2003 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.

h.  Investments in Securities

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.  Line of Credit

          The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There is an outstanding balance of $4,354 as of December 31, 2003.

k.   Principles of Consolidation

          The consolidated financial statements include the accounts of Triad Industries, Inc., the parent Company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities Inc, and Corporate Capital Formation Inc., a Nevada corporation. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                                 December 31,     December 31,
                                                      2003             2002

                                                 -----------        -----------
Land .....................................       $   300,000
                                                                    $         0
Buildings
                                                           0            770,000
Equipment ................................             1,900
                                                                            811
Computer .................................            20,438
                                                                         20,438
Furniture ................................            16,188
                                                                         16,688
Tenant Improvements ......................            34,597
                                                                              0
                                                 -----------        -----------
                                                 -----------        -----------
                                                 $    37,937        $ 1,143,123

Less Accumulated Depreciation ............            (2,809)           (68,223)
                                                 -----------        -----------
Net Property and Equipment ...............       $    35,128        $ 1,074,900
                                                 ===========        ===========

On July 31, 2003 the Company sold their commercial property located at 350 West 9th Avenue Escondido, Ca. 92025. The sales price on the commercial property was $1,680,000 dollars with the Company netting $835,000 in proceeds.


NOTE 4.  OPERATING LEASE

Triad Industries, Inc. (the parent Company) and Corporate Capital Formation, Inc. operate its facilities under an operating lease agreement with unrelated parties. The base rent for Triad Industries, Inc. is $1,175 per month. The Base rent for Corporate Capital Formation, Inc. is $500 per month. Triad Industries, Inc. has seven months remaining on the current lease agreement that ends July 31, 2004. Corporate Capital Formation, Inc. is on a month to month basis. Rent expense for 2004 was $17,689.

The Company has the following lease obligation:

                                                                Year Ending
                                                                    2004
                                                           ---------------------
                                                                      8,225
                                                                 ---------------
                                                                 ---------------
                                                                      $8,225
                                                                 ===============

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

                                                    December 31,    December 31,
                                                        2003            2002


Net income (loss) from operations                    $  (684,8$          84,569
Net income (loss) from discontinued operations        (1,542,394)
                                                                              -

Basic Income (Loss) Per Share
From continuing operations                           $     (1.29)   $      0.19

From discontinued operations                                   -          (3.44)


Basic income / (loss) per share - combined           $     (1.29)   $     (3.25)




Weighed average number of shares outstanding             530,567        448,702

                                                    December 31,   December 31,
                                                        2003            2002

Net income (loss) from operations                      $    (684,860)  $  84,569
Net income (loss) from discontinued operations                  -    (1,542,394)


Diluted Income (Loss) Per Share
From continuing operations                             $    (1.26)$      0.16

From discontinued operations                                   -         (2.93)
                                                       $     (1.26)$     (2.77)

Diluted weighed average number of shares outstanding         545,567    526,222
                                                       =

As of December 31, 2003 there have not been any preferred dividends issued that would reduce earnings available to common shareholders.

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

At December 31, 2003 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                         December 31, 2003


Beg. Retained Earnings                       $(3,087,420)
Net Income (Loss) for Year ended 12/31/03       (697,331)
                              --------------------------
                              --------------------------
Ending Retained Earnings                     $(3,784,751)

Gross income tax benefit                     $ 1,286,815
Valuation allowance                           (1,286,815)
                              --------------------------
                              --------------------------
Net income tax benefit
                                         $             -
                              ==========================

          The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly effect the Companies deferred tax asset.

          Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.

NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                              Accumulated other
                               Unrealized gain (loss) on    comprehensive income
                                      securities                    (loss)

Beginning balance                                $      (0)   $(640,614)

Current-period change                              (12,471)     (12,471)

Ending Balance                                    $ (12,471)   $(653,085)


          Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.


NOTE 8.  AVAILABLE FOR SALE SECURITIES

          At December 31, 2003, the Company held available for sale securities of the following companies:

                             Trading   Trading  Number of  Mkt. Price     FMV
                             Symbol    Market    Shares  At Year End At Year End

Atlantic Syndication          asni      otc         11,000    0.040      440
American Steller Energy       amrs      pink        285,000   0.040   11,400
Diversified Thermal S.        dvts      otc          7,500    0.150    1,125
Komodo, Inc.                  kmdo      otc            668    0.125      835
Nicholas Inv.                 nivi      otc        138,383    0.200   27,677
Oasis Infor. Systems, Inc.    ossi      otc        769,817    0.040   30,792
Millenium Plastics            mpco      pink        30,000    0.010       30
Global Energy, Inc.           geng      otc          5,000    0.230      650

--------------------------------------------------------------------------
              Total                                                $  72,949
=============================================================================


          The Company is in accordance with SFAS 130 when reporting the unrealized gains and losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of December 31, 2003 in accordance with SFAS 115.

NOTE 9.  TRADING SECURITIES

          At December 31, 2003, the Company held trading securities in the following companies:

                 Number of     Value Price      FMV
                   Shares      At Year End    t Year End


American Online        200           17.99  3,598
Anheuser Busch         100           52.68  5,268
Cisco                  100           24.23  2,423
Citibank               100           48.54  4,854
Coca Cola              100           21.87  2,187
Corinthian             100           55.51  5,551
Cypress                200           21.36  4,272
Dell                   100           33.98  3,398
Dow Chemical           100           41.57  4,157
Ebay                   100           64.61  6,461
Flowserve              100           20.88  2,088
General Electric       100           30.98  3,098
General Electric       100           26.12  2,612
Harley Davidson        100           47.53  4,753
Home Depot             100           35.49  3,549
IGN                    100           27.61  2,761
Intel Corp.            200           32.05  6,410
ISHARES                300            9.64  2,892
Lowes                  100           55.39  5,539
Michaels               100           44.20  4,420
Microsoft              100           27.37  2,737
Newmont                100           48.61  4,861
Nike                   100           68.46  6,846
Nokia                  100           17.00  1,700
Pepsi                  100           46.62  4,662
Pfizer                 100           35.33  3,533
Proctor & Gamble       100           99.88  9,988
US Bank                100           29.78  2,978
Viasat                 100           19.14  1,914
Walmart                100           53.05  5,305
Wells Fargo            100           58.89  5,889
Yahoo                  100           45.03  4,503

-------------------------------------------------
Total                              $      135,207
=================================================

          In accordance with SFAS 115 the Company records unrealized gains and losses for trading securities in the statement of operations. Also, in accordance with SFAS 115 the Companys trading securities are reported at market value as of December 31, 2003.


NOTE 10.  INVESTMENTS IN OTHER COMPANIES

At December 31, 2003, the Company held investments in the following companies:

                                   Number of        Value Price           FMV
                                     Shares         At Year End     At Year End

Advanced Interactive Inc.                  5,125             0.97    4,979
American Eagle Financial                  55,000             0.10    5,500
Atlantic & Pacific Guarantee           1,000,000             0.01   18,000
Blue Gold                                125,000             0.01      125
Carrara                                  325,000             0.00      371
Escondido Capital                        629,810             0.06   41,041
International Sports Marketing, Inc.     100,000             0.01    1,000
Love Calendar (Nevada)                   100,000             0.01    1,000
Love Calendar (Utah)                      25,000             1.00   25,000
Love Concepts                            100,000             0.01    1,000
Noble Onie                                25,000             0.10    2,500
Quantum Companies                        110,000             0.01    2,621
Resume Junction                           20,000             0.10    2,000
Spa International                        245,146             0.00        0
Sterling Electronic Commerce             300,000             0.05   15,000
The Shops Network                          5,000             0.10      500
Thunder Mountain                         100,000             0.01    1,000
Trans Pacific Group                      100,000             0.01    1,000

--------------------------------------------------------------------------
Total                                                          $ 122,637
==========================================================================


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

NOTE 11.  OPERATING SEGMENTS

or the Year Ended 2003             Triad        RB Capital &   Corporate Capital
                              Industries, Inc.  Equities, Inc.   Formation, Inc.

                  ------------------------------------------------------------

Total Revenue                     $  88,291    $ 125,766    $  13,114
Costs of Revenues                   (64,007)     (53,700)      (4,834)
                  ------------------------------------------------------------
                  -----------------------------------------------------------

Gross Profit                         24,284       72,066        8,281
Total Operating Costs              (161,777)    (232,167)     (24,337)
                  ------------------------------------------------------------
                  ------------------------------------------------------------

Operating income (loss)            (137,493)    (160,101)     (16,056)

Total other income & (expenses)    (356,996)     (14,224)           8

                  -------------------------------------------------------------
                  ------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $(494,489)   $(174,325)   $ (16,046)
                  ============================================================



  For the Year Ended 2002          Triad        RB Capital &   Corporate Capital
                               Industries, Inc. Equities, Inc.  Formation, Inc.


Total Revenue                     $ 185,902    $ 400,645    $  64,760
Costs of Revenues                   (46,646)      (1,885)
                                                                   (0)
                  ------------------------------------------------------------
                  ------------------------------------------------------------

Gross Profit                        185,902      353,999       62,876
Total Operating Costs              (218,811)    (192,153)     (78,338)
                  ------------------------------------------------------------
                  ------------------------------------------------------------

Operating income (loss)             (32,909)     161,846      (15,462)

Total other income & (expenses)     (36,957)     (41,827)     137,893

                  -------------------------------------------------------------
                  ------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $ (69,866)   $ 120,019    $ 122,430
                  =============================================================
                  =============================================================

          In accordance  with FASB 131 paragraph 18 the Company is reporting the
     information  of  their  operating   segments  that  meet  the  quantitative
     thresholds.







NOTE 12.  ACQUISITIONS

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


NOTE 13.  STOCK TRANSACTIONS

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



NOTE 13.  STOCK TRANSACTIONS (CONTINUED)

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

          On January 24, 2003 the Company issued 27,500 shares of common stock for services valued at $0.20 a share.

          As of December 31, 2003 the Company had 532,300 shares of common stock issued and outstanding.


NOTE 14.  STOCKHOLDERS EQUITY

          The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2003.

          (A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 7,500 shares issued and outstanding.

          (B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 532,300 shares issued and outstanding as of December 31, 2003.

          The holders of preferred stock are entitled to receive dividends calculated using an Available Cash Flow formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of December 31, 2003.

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

As of December 31, 2003 there were no stock options issued or outstanding.

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation


Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD




March 24, 2004

To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue., Suite A
Escondido, CA  92025


Re: Triad Industries, Inc.

          The firm of Armando C. Ibarra, Certified Public Accountant, APC consents to the inclusion of my report of March 19, 2004, on the audited financial statements of Triad Industries, Inc., as of December 31, 2003, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.


Sincerely,


_________________________
ARMANDO IBARRA, C.P.A.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                                               Part III

Item 9.  Directors, Executive Officers, Control Persons

The following table sets forth information, to the best of the Companies knowledge as of December 31, 2003, with respect to each director, officers, management as a group and principal shareholders of the Issuer who are shareholders of record or own beneficially, 5% or more of any class of the corporations common stock. As of December 31, 2003 there were 532,300 shares outstanding.

                                           Title of     Amount
Name                      Position           Class     of Shares      Percentage

Linda Bryson,             President /       Common      41,167(D)      8%
9980 Scripps Vista Way    Director                      28,903 (I)**   5%
# 96
San Diego, CA 92131

Michael Kelleher          Secretary        Common       34,438(D)      7%
350 West Ninth Ave, #204  Director                      28,903(I)**    5%
Temecula, CA 9259

Roger Coleman Jr.*         Director          Common      2,500(D)       4%
2175 Zion Park Blvd                                     22,500(I)       1%
Springdale, UT 84747

Management as a Group Directly                           78,105         15%
                          Indirectly                     51,403         10%


Others owning more than 5%

Escondido Capital, Inc**                     Common      28,903          5%
PO Box 506748
San Diego, CA 92150


               The above percentages are based on 532,300 shares of common stock outstanding on December 31, 2003.

*Mr. Coleman is the President of Coleman Capital that owns 22,500 shares of common stock of Triad Industries, Inc.

** Ms. Bryson and Mr. Kelleher are both officers and directors of Escondido Capital, Inc. which holds 28,903 shares or 5% of Triad Industries, Inc. common stock.

All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

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

The directors will provide their time to Triad Industries affairs on an as needed basis, the exact amount of which is undetermined at this time.

The business experience of each of the persons listed above during the past five years is as follows:

         Linda M. Bryson, 45, President / Director

From 1996 to 2002, Ms. Bryson was the President of RB Capital & Equities, Inc., a corporation in the financial services field, which is owned by Triad Industries, Inc. Currently, she is now the Vice President of RB Capital & Equities, Inc. She has served on the board of Spa International, Inc. and is currently the President of Escondido Capital Inc.

         Michael W. Kelleher, 29, Treasurer/ CFO/ Director

Mr. Kelleher received his B.S. degree in accounting from San Diego State University. He is currently the President of RB Capital & Equities, a corporation in the financial services field, which is owned by Triad Industries, Inc.

         Roger Coleman Jr., 51, Director

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

Compliance with 16(a) of the Exchange Act

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2003 in compliance to 16(a). The officers and directors of the Company filed these reports in February of 2004, in compliance with 16(a) of the exchange act.

Item 10.  Executive Compensation

The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2003.


Restricted

Stock
Name                           Year         Salary       Bonus          Awards


Linda Bryson, President        2003         54,000      41,000          2,500*
Director                       2002         48,000       1,500          2,500

Michael Kelleher, Treas.       2003        55,920       31,000         2,500*
Director                       2002        48,000        1,500           2,500


Roger Coleman Jr.**            2003            -           -              500*
Director                       2002            -           -              500


*Directors received $500 to be a director for the year ended December 31, 2003. The amount was accrued on the Companys books at year - end and subsequently was retired via a common stock issuance of 4,167 shares of common stock at $.12 to each director.

*Officers received $2000 to be a director for the year ended December 31, 2003. The amount was accrued on the Companys books at year - end and subsequently was retired via a common stock issuance of 16,667 shares of common stock at $.12 to each officer.

** Mr. Coleman was appointed as a Director, to fill a vacancy in early 2002.

*Miss. Bryson received $2,500 in restricted stock awards for the year ended December 31, 2003. $500 was for director fees and $2000 in stock for services.

*Mr. Kelleher received $2,500 in restricted stock awards for the year ended December 31, 2003. $500 was for director fees and $2,000 in stock for services.

*Mr. Coleman received $500 in restricted stock awards for director fees for the year ended December 31, 2003.

Item 11.  Security Ownership of Beneficial Owners and Management

The following table sets forth, as of December 31, 2003*, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to
(I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and (III) all of our executive officers and directors as a group:

                             Amount       Approximate
                            And Nature    Percentage
                           Of Beneficial   of Common
Identity                    Ownership     Stock Owned
Escondido Capital, Inc.**   28,903        5%(I)
Linda Bryson*/**            41,167        8%(II)
Michael Kelleher */**       34,438        7%(II)
Roger Coleman Jr.*          25,000        5%(II)

Management as a Group Directly 78,105 15%(III) Indirectly 51,403 10%(III) *the above table does not include the stock that was issued in 2004 for officer and director fees that were accrued on the Companys books as of December 31,2003.

** Ms. Bryson and Mr. Kelleher are both officers and directors of Escondido Capital, Inc.

Item 12.  Certain Relationships and Related Transactions


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

On June 6, 2001, the Company issued 45,000 shares of common stock at $2.13 per share in exchange for 100% of the shares of Corporate Capital Formation, Inc. and total consideration of $96,000.

On June 22, 2001, the Company issued 18,000 shares of common stock collectively to directors for services rendered at $.60 per share for consideration in the amount of $10,800.

On, October 1, 2001 the company retired the stock subscription receivable that was issued on March 1, 2001. The 35,000 shares that were issued were cancelled and the stock subscription receivable was retired.

On, January 24, 2003 the company issued 27,500 shares of common stock at $.20 per share to retire the accrued directors and officers fees for the year ended December 31, 2002.

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

                                                     TRIAD INDUSTRIES, INC.

                                                     By:/s/ Linda Bryson
                                                       Linda Bryson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                            Title                            Date


/s/ Linda Bryson                    President                        3/24/2004
Linda Bryson


/s/ Michael Kelleher              Sec. / Treas. / CFO                3/24/2004
Michael W. Kelleher