Form 10KSB/A
period 2003-12-31
TRIAD INDUSTRIES INC
filed 2004-04-06
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

                             TRIAD INDUSTRIES, INC.
                                TABLE OF CONTENTS


                                   PART I                          Page

Item 1.          Description of Business                             1-5
Item 2.          Description of Property                               5
Item 3.          Legal Proceedings                                     5
Item 4.          Submission of Matter to a Vote of
                 Security Holders                                      5


                         PART II

Item 5.          Market for Common Equity and Related
                 Stockholder Matters                                5-9
Item 6.          Managements Discussion and Analysis
                 or Plan of Operation                               9-18
Item 7.          Financial Statements                               19-43
Item 8.          Changes in and Disagreements with
                 Accountants on  Accounting and
                 Financial Disclosure                               43
Item 8A.         Controls and Procedures                            43


                        PART III

Item 9.          Directors, Executive Officers, Promoters
                 and Control persons;
                 Compliance with Section 16(a)
                 of the Exchange Act                                43-45
Item 10.         Executive Compensation                             45-46
Item 11.        Security Ownership of Certain Beneficial
                Owners and Management                               46
Item 12.        Certain Relationships and
                Related Transactions                                46-47
Item 13.        Exhibits and Reports on Form 8-K                    47
Item 14.        Principal Accountant Fees and Services              47-48



SIGNATURES                                                          S-1

ITEM     1.       Description of Business

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


NOTE 10.  INVESTMENTS IN OTHER COMPANIES

At December 31, 2003, the Company held investments in the following companies:

                                   Number of        Price Per Share   FMV
                                     Shares           At Year End   At Year End

Advanced Interactive Inc.                  5,125             0.97    4,979
American Eagle Financial                  55,000             0.10    5,500
Atlantic & Pacific Guarantee           1,000,000             0.01   18,000
Blue Gold                                125,000             0.01      125
Carrara                                  325,000             0.00      371
Escondido Capital                        629,810             0.06   41,041
International Sports Marketing, Inc.     100,000             0.01    1,000
Love Calendar (Nevada)                   100,000             0.01    1,000
Love Calendar (Utah)                      25,000             1.00   25,000
Love Concepts                            100,000             0.01    1,000
Noble Onie                                25,000             0.10    2,500
Quantum Companies                      1,210,000             0.00    2,621
Resume Junction                           20,000             0.10    2,000
Spa International                        245,146             0.00        0
Sterling Electronic Commerce             300,000             0.05   15,000
The Shops Network                          5,000             0.10      500
Thunder Mountain                         100,000             0.01    1,000
Trans Pacific Group                      100,000             0.01    1,000

--------------------------------------------------------------------------
Total                                                          $ 122,637
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


Item 8A. Controls and Procedures

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

Item 13.  Exhibits and Reports on 8-K

99.1             Section 906 Certification of Linda Bryson
99.2             Section 906 Certification of Michael Kelleher

ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Armand C. Ibarra, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2003: $9,782; and 2002: $9,902.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, for tax compliance, tax advice, and tax planning is as follows: 2003 $1,500 and 2002: $1,500.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by Armando C. Ibarra, CPA, other than the services reported above: $0.

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