Form 10QSB
period 2004-03-30
TRIAD INDUSTRIES INC
filed 2004-05-14
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarter report ended March 31, 2004
                                       or

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


                         Class                 Outstanding as of March 31, 2004
                       Common Stock, $0.001                578,135

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                           Heading                                      Page

Item 1.                Consolidated Financial Statements                1-2

                       Consolidated Balance Sheets March 31, 2004
                       And December 31, 2003                            3

                       Consolidated Statements of Operations three months
                       Ended March 31, 2004 and 2003                    4

                       Consolidated Statement of  Comprehensive
                       Income (Loss)                                    5

                       Consolidated Statements of Stockholders Equity   6

                      Consolidated Statements of Cash Flows three months
                      Ended March 31, 2004 and 2003                     7

                      Notes to Consolidated Financial Statements        8

Item 2.               Managements Discussion and Analysis and
                                Result of Operations                   9-10

Item 3.             Controls and Procedures                            10


                           PART II. OTHER INFORMATION

Item 1.               Legal Proceedings                                10

Item 2.               Changes in Securities                            10

Item 3.               Defaults Upon Senior Securities                  10

Item 4.               Submission of Matter to be a Vote of
                      Securities Holders                               10

Item 5.               Other Information on Form 8-K                    10

Item 6.               Exhibits and Reports on 8K                       10-S1

                           Signatures                                   S-1

                          PART 1. FINANCIAL INFORMATION

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

     The unaudited balance sheet of the Company as of March 31, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003 and the statement of stockholders equity for the period of December 31, 2000 to March 31, 2004 are included in this document.

     Operating results for the quarters ended March 31, 2004,are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD

To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue, Suite A
Escondido, CA  92025


                           INDEPENDENT AUDITORS REPORT

We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of March 31, 2004, and the related statements of operations, changes in stockholders equity, and cash flows for the three months ended March 31, 2004 and 2003, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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

April 29, 2004
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS

                                As of         As of
                                March 31,  December 31,
                                2004       2003
CURRENT ASSETS
Cash                            $326,206   $411,614
Accounts receivable               88,791     88,142
Available for sale securities     60,351     72,949
Trading securities               135,789    135,207
Prepaid expenses                  40,000          -
Total Current Assets             651,137    707,912
NET PROPERTY & EQUIPMENT          31,884     35,128
OTHER ASSETS
Investment in other companies    121,837    122,637
Security deposits                  1,224      1,224
Total Other Assets               123,061    123,861
TOTAL ASSETS                    $806,082   $866,901

                            TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                         Consolidated Balance Sheets
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          As of         As of
                                                         March 31,  December 31,
                                                           2004           2003
CURRENT LIABILITIES
Accounts payable                                          $22,500        $20,456
Loans payable                                              60,012         59,612
Line of credit                                              3,926          4,354
Client deposits                                               600            600
Total Current Liabilities                                  87,038         85,022
TOTAL LIABILITIES                                          87,038         85,022
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value, 10,000,000 shares
authorized 7,500 shares issued and outstanding for
March 31, 2004 and December 31, 2003)                       7,500          7,500
Common stock ($0.001 par value, 50,000,000 shares authorized
578,135 and 532,300 shares issued and outstanding
as of March 31, 2004 and December 31, 2003, respectively)     578            532
Stock subscription receivable                             (62,500)      (62,500)
Accumulated other comprehensive loss                     (662,061)     (653,085)
Retained earnings (deficit)                            (3,191,025)   (3,131,666)
Total Stockholders' Equity                                719,044        781,879
TOTAL LIABILITIES

                         TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                  Consolidated Statements of Operations
                                    Three Months    Three Months
                                       Ended           Ended
                                      March 31,       March 31,
                                       2004            2003
REVENUES
Consulting income                     $33,800      $37,510
Rental income                               -       38,209
Total Revenues                         33,800       75,719
Costs of revenues                     (13,911)     (17,188)
GROSS PROFIT                           19,889       58,531
OPERATING COSTS
Depreciation expense                    3,244       10,005
Administrative expense                 81,777       67,510
Total Operating Costs                  85,021       77,515
OPERATING INCOME (LOSS)               (65,132)     (18,984)
OTHER INCOME & (EXPENSES)
Interest income                           283            1
Other income                              353            -
Net realized gain (loss) on sale
of marketable securities                6,259       (7,032)
Loss in investment                       (800)           -
Interest expense                         (322)     (14,660)
Total Other Income & (Expenses)         5,773      (21,691)
INCOME (LOSS) BEFORE TAXES            (59,359)     (40,675)
INCOME TAX (PROVISION) BENEFIT              -        6,101
NET INCOME (LOSS)                    $(59,359)    $(34,574)
BASIC EARNINGS (LOSS) PER SHARE        $(0.10)      $(0.07)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             565,543      525,272
DILUTED EARNINGS (LOSS) PER SHARE      $(0.10)      $(0.06)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            565,543      540,272

                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Comprehensive Income (Loss)
                                                      Three Months  Three Months
                                                           Ended         Ended
                                                         March 31,     March 31,
                                                           2004          2003
Net Income (Loss)                                        $(59,359)    $(34,574)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       (8,976)     (29,137)
Total Other Comprehensive Income (Loss)                    (8,976)     (29,137)
Other Comprehensive Income (Loss) Before Income Taxes      (8,976)     (29,137)
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -        4,371
Total Other Comprehensive Income (Loss)                   $(8,976)    $(24,766)
Total Other Comprehensive (Loss)                        $(662,061)   $(640,614)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 2000 through March 31, 2004
                        Additional Stock Accmulated other
                                  Preferred Preferred  Common     Common
                                   Shares   Stock       Shares    Stock
 Balance, December  31, 2000        42,500   42,500    433,972      433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                     2,500        3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                         7,238        7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                     1,255        1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                        35,000       35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                      45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                           18,000       18

 October 1, 2001 cancellation of
 stock subscription                                    (35,000)     (35)

 Other comprehensive loss December 31, 2001
 Net income for the year ended

 December 31, 2001

 Balance,  December 31, 2001        42,500   42,500    507,965      507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                  (73,165)     (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 for(35,000) (35,000)    70,000       70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002         7,500    7,500    504,800      504

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share              27,500       28

 Other comprehensive loss December 31, 2003

Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003         7,500    7,500    532,300      532

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share              45,835       46

 Other comprehensive loss March 31, 2004

 Net loss for the three months ended
 March 31, 2004

 Balance,  March 31, 2004            7,500  $ 7,500    578,135    $ 578








                            TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 2000 through March 31, 2004
                                               Additional   Stock
                                               Paid-in   Subscription   Retained
                                                 Capital   Receivable   Earnings
Balance, December 31, 2000                    4,460,599   (62,500) (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share               8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                  30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share               3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                 118,965   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                     10,782

October 1, 2001 cancellation of
stock subscription                             (118,965)   119,000

Other comprehensive loss December 31, 2001
Net income for the year ended

December 31, 2001                                                        56,249

Balance, December 31, 2001                    4,615,626   (62,500)     (988,981)


January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share            (29,193)

On October 15, 2002 preferred stock
converted to common stock at 2 for               34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                    (1,457,825)

Balance, December 31, 2002                    4,615,626  (62,500)    (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share         5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                                                      (684,860)

Balance, December 31, 2003                    4,621,098  (62,500)    (3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share         5,454

Other comprehensive loss March 31, 2004

Net loss for the three months ended
March 31, 2004                                                          (59,359)

Balance, March 31, 2004                       4,626,552 $ (62,500)  $(3,191,025)









                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 2000 through March 31, 2004
                                                  Accmulated other
                                                    Comprehensive    Total
                                                    Income
                                                    (loss)

Balance, December 31, 2000                                (27,122) 3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                                   8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                                      30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                                   3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                                 -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                                     96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                          10,800

October 1, 2001 cancellation of
stock subscription                                              -

Other comprehensive loss December 31, 2001                (83,991)      (83,991)
Net income for the year ended

December 31, 2001                                                        56,249

Balance, December 31, 2001                               (111,113)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                                    (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 for(35,000) (35,000)             -

Other comprehensive loss December 31, 2002               (529,501)     (529,501)

Net loss for the year ended
December 31, 2002                                                    (1,457,825)

Balance, December 31, 2002                               (640,614)     1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share                                  5,500

Other comprehensive loss December 31, 2003                (12,471)      (12,471)

Net loss for the year ended
December 31, 2003                                                      (684,860)

Balance, December 31, 2003                               (653,085)       781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                                 5,500
Other comprehensive loss March 31, 2004                    (8,976)       (8,976)

Net loss for the three months ended
March 31, 2004                                                          (59,359)

Balance, March 31, 2004                                 $(662,061)      $719,044

                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
                   Consolidated Statements of Cash Flows
                                       Three Months   Three Months
                                           Ended         Ended
                                          March 31,     March 31,
                                            2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        (59,359)     (34,574)
Depreciation expense                       3,244       10,005
(Increase) decrease in
accounts receivable                         (649)        (285)
(Increase) decrease in
escrow account                                 -        2,524
(Increase) decrease in
income tax benefit                             -      (10,472)
(Increase) decrease in
prepaid expenses                         (40,000)           -
Increase (decrease) in
accounts payable                           2,044        2,990
Increase (decrease) in
security deposits                              -        2,300
Increase (decrease) in
available for sale securities                  -       10,936
Net (gain) / loss on
investments                                  800            -
Common stock issued
for services                               5,500        5,500
Net Cash Provided by
(Used in) Operating Activities           (88,420)     (11,076)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading
securities                                 3,040            -
Net Cash Provided by (Used in)
Investing Activities                       3,040            -
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line
of credit                                   (428)        (514)
Change in loan
fees                                           -           77
Change in loan
payable                                      400            -
Change in notes and
mortgages payable                              -       (2,701)
Net Cash Provided by (
Used in) Financing Activities                (28)      (3,138)
Net Increase (Decrease)
in Cash                                  (85,408)     (14,214)
Cash at Beginning
of Year                                  411,614       19,832
Cash at End of Year                     $326,206        5,618
Supplemental Cash
Flow Disclosures:
Cash paid during period
for interest                                $322       14,660
Cash paid during period
for taxes                          $           -            -
Schedule of Non-Cash
Activities:
Common stock issued
for accured services                      $5,500            -
Common stock received
for services                        $          -        5,500

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2003 audited financial statements. The results of operations for periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.


NOTE 2 -   GOING CONCERN

The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTE 3 -   DESCRIPTION OF BUSINESS

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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of March 31, 2004, the Company has $651,137 in total current assets, compared to total current assets of $707,912 as of December 31, 2003. The major factor in the reduction of current assets was the use of cash in operations to fund the financial services operation. Prepaid expenses increased $40,000, due to the Company prepaying consulting fees which are expected to be expensed over the next year. Currently the current assets are comprised of $326,206 in cash, $88,791 in accounts receivable, $6,351 in available for sale securities, $135,789 in trading securities and $40,000 in prepaid expenses.

     As of March 31, 2004, the Company has $87,038 in total current liabilities compared to $85,022 as of December 31, 2003. Accounts payable increased $2,044 which account for most of the change.


Results of Operations

     For the three months ending March 31, 2004, the Company had a net loss of $59,359 compared to a net loss after income tax provision of $34,574 for the same period of 2003. This loss includes $3,244 in depreciation and amortization expense compared to $10,005 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the first quarter of 2003. Administrative expenses increased by $10,990 for the first quarter of 2004 compared to the same period of 2003. Management attributes this to the Company paying rent in the first quarter of 2004, which it did not do when it held the commercial property, also increased costs of workers comp and insurance are contributing to this increase. Interest expense decreased approximately $14,300 due to the Company selling the commercial property.

     The Company had revenues of $33,800 for the three months ended March 31, 2004 compared with $75,719 for the same period last year. However, when comparing revenues from the financial services sector for the three months ending March 31, 2004 to the same period the year before, revenues were fairly constant.

     Management is still unhappy with the performance of the financial services sector. Management had hoped that a steadying of the financial markets would lead more companies to go public. However, the financial markets are still choppy, which in the opinion of management causes smaller companies to hesitate achieving public status due to market uncertainty.


Net Operating Loss

     The Company has accumulated approximately $3,191,025 of net operating loss carryforwards as of March 31, 2004, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2024. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

Sale of Common Capital Stock

         None.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


Item 3. Controls and Procedures

     The Companys management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.

 ITEM 2. CHANGES IN SECURITIES

     On January 26, 2004, the Company issued 45,835 shares of common stock to its officers and directors for services that were accrued on the Companys financial statements as of December 31, 2003. Each of the three directors received 4,167 shares of common stock at $.12 per share or directors fees of $500. Each of the two officers received 16,667 common shares at $.12 per share or officers fees of $2000. Total consideration was $5,500. The common stock was issued under section 4(2) of the 1933 Securities Act and bears a restrictive legend.

     As of March 31, 2004, the Company has 578,135 shares of common stock issued and outstanding.

 ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       33.1 302 Certification of the President
b.       33.2 302 Certification of the CFO

c.      99.1 906 Certification of Linda Bryson
d.      99.2 906 Certification of Michael Kelleher




                                                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         TRIAD INDUSTRIES, INC.


Dated: May 13, 2004

By:/S/ Linda Bryson
Linda Bryson
President, Director



Dated: May 13, 2004
By:/S/ Michael Kelleher
Michael Kelleher
Secretary, Treasurer and
Director