Form 10QSB
period 2004-06-30
TRIAD INDUSTRIES INC
filed 2004-08-13
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarter report ended June 30, 2004
                                       or

 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

                   122 East Grand Avenue, Escondido, CA 92025
                     (Address of principal executive office)

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


        Class                             Outstanding as of June 30, 2004
      Common Stock, $0.001                           578,135

                                                           TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                              Page

Item 1.     Consolidated Financial Statements                          1-2

            Consolidated Balance Sheets June 30, 2004
            And December 31, 2003                                      3-4

            Consolidated Statements of Operations for the six months
            Ended June 30, 2004 and 2003                                 5

            Consolidated Statements of Comprehensive Income (Loss)       6

            Consolidated Statements of Stockholders Equity               7

             Consolidated Statements of Cash Flows for the six months
            Ended June 30, 2004 and 2003                                 8

            Notes to Consolidated Financial Statements                   9

Item 2.     Managements Discussion and Analysis and
            Result of Operations                                      10-11

Item 3.     Controls and Procedures                                      11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            11

Item 2.     Changes in Securities
             Defaults Upon Senior Securities                             11

Item 4.     Submission of Matter to be a Vote of  Securities Holders     12

Item 5.     Other Information on Form 8-K                                12

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

     The unaudited balance sheet of the Company as of June 30, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2004 and June 30, 2003 and the statement of stockholders equity for the period of December 31, 2000 to June 30, 2004 are included in this document.

     Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
350 West 9th Avenue, Suite A
Escondido, CA  92025


                           INDEPENDENT AUDITORS REPORT

We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of June 30, 2004, and the related statements of operations, changes in stockholders equity, and cash flows for the six and three months ended June 30, 2004 and 2003, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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


__________________________________
ARMANDO C. IBARRA, C.P.A.  APC

August 5, 2004
Chula Vista, California

                     TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS
                                  As of      As of
                                June 30,  December 31,
                                  2004       2003
CURRENT ASSETS
Cash                            $247,364   $411,614
Accounts receivable              187,779     88,142
Available for sale securities     28,537     72,949
Trading securities               102,903    135,207
Total Current Assets             566,583    707,912
NET PROPERTY & EQUIPMENT          31,719     35,128
OTHER ASSETS
Investment in other companies    121,845    122,637
Security deposits                  1,224      1,224
Total Other Assets               123,069    123,861
TOTAL ASSETS                    $721,371   $866,901

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                            As of          As of
                                           June 30,      December 31,
                                             2004           2003
CURRENT LIABILITIES
Accounts payable                       $    24,993    $    20,456
Loans payable                               62,273         59,612
Line of credit                               3,370          4,354
Client deposits                                600            600
Total Current Liabilities                   91,236         85,022
TOTAL LIABILITIES                           91,236         85,022
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value,
10,000,000 shares
authorized 7,500 shares issued
and outstanding for
June 30, 2004 and December 31,
2003, respectively)                          7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
578,135 and 532,300 shares
issued and outstanding
as of June 30, 2004 and
December 31, 2003, respectively)               578            532
Additional paid-in capital               4,626,552      4,621,098
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (693,875)      (653,085)
Retained earnings (deficit)             (3,248,121)    (3,131,666)
Total Stockholders' Equity                 630,135        781,879
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $   721,371    $   866,901

                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations
                                  Six Months    Six Months
                                     Ended        Ended
                                    June 30,      June 30,
                                     2004          2003
REVENUES
Consulting income                   $  64,394    $  85,205
Rental income                               -       74,319
Total Revenues                         64,394      159,524
Costs of revenues                     (22,945)     (31,143)
GROSS PROFIT                           41,449      128,381
OPERATING COSTS
Depreciation expense                    3,409       21,579
Administrative expense                158,808      147,499
Total Operating Costs                 162,217      169,078
OPERATING INCOME (LOSS)              (120,768)     (40,697)
OTHER INCOME & (EXPENSES)
Interest income                         1,991            3
Other income                              730            -
Other expenses                         (2,800)      (1,250)
Net realized gain (loss) on sale
of marketable securities                5,600       (4,597)
Loss in investment (see note 9)          (792)      (5,721)
Interest expense                         (416)     (23,692)
Total Other Income & (Expenses)         4,313      (35,257)
INCOME (LOSS) BEFORE TAXES           (116,455)     (75,954)
INCOME TAX (PROVISION) BENEFIT              -       13,989
NET INCOME (LOSS)                   $(116,455)   $ (61,965
BASIC EARNINGS (LOSS) PER SHARE     $   (0.20)   $   (0.12)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             571,839      528,806
DILUTED EARNINGS (LOSS) PER SHARE   $   (0.20)   $   (0.11)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            586,839      543,806







                                   Three Months  Three Months
                                      Ended         Ended
                                     June 30,      June 30,
                                      2004           2003
REVENUES
Consulting income                   $  30,594    $  47,695
Rental income                               -       36,110
Total Revenues                         30,594       83,805
Costs of revenues                      (9,034)     (27,135)
GROSS PROFIT                           21,560       56,670
OPERATING COSTS
Depreciation expense                      165       11,574
Administrative expense                 77,031       66,809
Total Operating Costs                  77,196       78,383
OPERATING INCOME (LOSS)               (55,636)     (21,713)
OTHER INCOME & (EXPENSES)
Interest income                         1,708            2
Other income                              377            -
Other expenses                         (2,800)      (1,250)
Net realized gain (loss) on sale
of marketable securities                 (659)       2,435
Loss in investment (see note 9)             8       (5,721)
Interest expense                          (94)      (9,032)
Total Other Income & (Expenses)        (1,460)     (13,566)
INCOME (LOSS) BEFORE TAXES            (57,096)     (35,279)
INCOME TAX (PROVISION) BENEFIT              -        5,291
NET INCOME (LOSS)                   $ (57,096)   $ (29,988)
BASIC EARNINGS (LOSS) PER SHARE     $   (0.10)   $   (0.06)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             578,135      532,300
DILUTED EARNINGS (LOSS) PER SHARE   $   (0.10)   $   (0.05)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            593,135      547,300

                 TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statement of Comprehensive Income (Loss)
                                                        Six Months   Six Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                           2004          2003
Net Income (Loss) - Net of Tax                          $(116,455)   $ (61,965)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                      (40,789)     (28,846)
Total Other Comprehensive Income (Loss)                   (40,789)     (28,846)
Other Comprehensive Income (Loss) Before Income Taxes (40,789) (28,846) Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -        4,323
Total Other Comprehensive Income (Loss)                 $ (40,789)   $ (24,523)






Net Income (Loss) - Net of Tax                          $(57,096)   $(29,988)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                     (31,814)      6,012
Total Other Comprehensive Income (Loss)                  (31,814)      6,012
Other Comprehensive Income (Loss) Before Income Taxes    (31,814)      6,012
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                -        (902)
Total Other Comprehensive Income (Loss)                 $(31,814)   $  5,110

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 2000 through June 30, 2004

                                  PreferredPreferred  Common     Common
                                   Shares   Stock     Shares    Stock




 Balance, December  31, 2000        42,500   42,500    433,972      433


 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                     2,500        3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                         7,238        7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                     1,255        1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                        35,000       35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                      45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                           18,000       18

 October 1, 2001 cancellation of
 stock subscription                                    (35,000)     (35)

 Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001        42,500   42,500    507,965      507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                  (73,165)     (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 for(35,000) (35,000)    70,000       70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002         7,500    7,500    504,800      504

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share              27,500       28

 Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003         7,500    7,500    532,300      532

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share              45,835       46

 Other comprehensive loss June 30, 2004

 Net loss for the six months ended
 June 30, 2004

 Balance,  June 30, 2004             7,500  $ 7,500    578,135    $ 578









                                            Additional     Stock
                                             Paid In     Subscription   Retained
                                             Capital      Receivable    Earnings


Balance, December 31, 2000                    4,460,599   (62,500)  (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share               8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                  30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share               3,739


STock issued on March 1, 2001 to
management fees @ $3.40 a share                 118,965   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                     10,782

October 1, 2001 cancellation of
stock subscription                             (118,965)  119,000

Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                                       56,249

Balance, December 31, 2001                     4,609,889  (62,500)    (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share            (29,193)

On October 15, 2002 preferred stock
converted to common stock
 at 2 for 1                                      34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                   (1,457,825)

Balance, December 31, 2002                    4,615,626   (62,500)  (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share         5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                                                     (684,860)

Balance, December 31, 2003                     4,621,098   (62,500) (3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share          5,454

Other comprehensive loss June 30, 2004

Net loss for the six months ended
June 30, 2004                                                         (116,455)

Balance, June 30, 2004                      $ 4,626,552  $ (62,500) $(3,248,121)











                                             Accumulated other
                                             Comprehensive     Total
                                             Income (loss)

Balance, December 31, 2000                        (27,122)    3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                    -          8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -         30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -          3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -              -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -         96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -         10,800

October 1, 2001 cancellation of
stock subscription                                     -

Other comprehensive loss December 31, 2001       (83,991)       (83,991)

Net income for the year ended
December 31, 2001                                      -         56,249

Balance, December 31, 2001                      (111,113)     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                   -        (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 for1                    -              -

Other comprehensive loss December 31, 2002      (529,501)      (529,501)

Net loss for the year ended
December 31, 2002                                      -     (1,457,825)

Balance, December 31, 2002                      (640,614)     1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share              -          5,500

Other comprehensive loss December 31, 2003       (12,471)       (12,471)

Net loss for the year ended
December 31, 2003                                      -       (684,860)

Balance, December 31, 2003                      (653,085)       781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share              -          5,500

Other comprehensive loss June 30, 2004           (40,789)       (40,789)

Net loss for the six months ended
June 30, 2004                                          -       (116,455)

Balance, June 30, 2004                       $  (693,875)   $   630,135

                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows





                                                      Six Months     Six Months
                                                        Ended           Ended
                                                       June 30,       June 30,
                                                        2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $(116,455)   $ (61,965)
Depreciation expense                                       3,409       21,579
(Increase) decrease in accounts receivable               (99,637)        (967)
(Increase) decrease in prepaid expenses                        -            -
(Increase) decrease in escrow account                          -        2,397
(Increase) decrease in income tax benefit                      -      (18,312)
Increase (decrease) in accounts payable                    4,537       12,047
Increase (decrease) in security deposits                       -        1,739
Increase (decrease) in available for sale securities      38,949       19,427
Net (gain) / loss on investments                             792            -
Common stock issued for services                           5,500        5,500
Net Cash Provided by (Used in) Operating Activities     (162,905)     (18,555)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                            (3,040)           -
Net sale (purchase) of fixed assets                            -         (500)
Net Cash Provided by (Used in) Investing Activities       (3,040)        (500)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                                    (984)        (811)
Change in loan fees                                            -          152
Change in loan payable                                     2,661        6,282
Change in notes and mortgages payable                          -       (5,497)
Net Cash Provided by (Used in) Financing Activities        1,677          126
Net Increase (Decrease) in Cash                         (164,268)     (18,929)
Cash at Beginning of Period                              411,614       19,832
Cash at End of Period                                  $ 247,346    $     903
Supplemental Cash Flow Disclosures:
Cash paid during period for interest                   $     416    $  23,692
Cash paid during period for taxes                    $         -  $         -
Schedule of Non-Cash Activities:
Common stock issued for accrued services               $   5,500    $   5,500
Common stock received for services                   $         -  $         -









                                                   Three Months     Three Months
                                                      Ended             Ended
                                                      June 30,         June 30,
                                                       2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ (57,096)   $ (29,988)
Depreciation expense                                         165       11,574
(Increase) decrease in accounts receivable               (98,988)        (682)
(Increase) decrease in prepaid expenses                   40,000            -
(Increase) decrease in escrow account                          -         (127)
(Increase) decrease in income tax benefit                      -       (7,840)
Increase (decrease) in accounts payable                    2,493        9,057
Increase (decrease) in security deposits                       -         (561)
Increase (decrease) in available for sale securities      32,869        8,491
Net (gain) / loss on investments                              (8)           -
Common stock issued for services                               -        2,597
Net Cash Provided by (Used in) Operating Activities      (80,565)      (7,479)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                                 -            -
Net sale (purchase) of fixed assets                            -         (500)
Net Cash Provided by (Used in) Investing Activities            -         (500)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                                    (556)        (297)
Change in loan fees                                            -           75
Change in loan payable                                     2,261        6,282
Change in notes and mortgages payable                          -       (2,796)
Net Cash Provided by (Used in) Financing Activities        1,705        3,264
Net Increase (Decrease) in Cash                          (78,860)      (4,715)
Cash at Beginning of Period                              326,206        5,618
Cash at End of Period                                  $ 247,346    $     903
Supplemental Cash Flow Disclosures:
Cash paid during period for interest                   $      94    $   9,032
Cash paid during period for taxes                   $          -  $         -
Schedule of Non-Cash Activities:
Common stock issued for accrued services            $          -    $   2,597
Common stock received for services                  $          -  $         -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 2003 audited financial statements. The results of operations for periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of June 30, 2004, the Company has $566,583 in total current assets, compared to total current assets of $707,912 as of December 31, 2003. The major factor in the reduction of current assets was the use of cash in operations to fund the financial services operation. Prepaid expenses decreased $40,000, due to the Company re-classifying prepaid expenses to a receivable, which accounts for most of the increase in accounts receivable. Currently the current assets are comprised of $247,364 in cash, $187,779 in accounts receivable, $28,537 in available for sale securities and $102,903 in trading securities.

     As of March 31, 2004, the Company has $91,236 in total current liabilities compared to $85,022 as of December 31, 2003. Accounts payable increased $4,537 which accounted for most of the increase.


Results of Operations

     For the three months ending June 30, 2004, the Company had a net loss of $57,906 compared to a net loss before taxes of $35,279 for the same period of 2003. This loss includes $165 in depreciation and amortization expense compared to $11,574 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the second quarter of 2003. Administrative expenses increased by $10,222 for the second quarter of 2004 compared to the same period of 2003. Management attributes this to the Company paying rent in the second quarter of 2004, which it did not due when it held the commercial property, also increased costs of workers comp and insurance are contributing to this increase. Interest expense decreased approximately $8,938 due to the Company selling the commercial property.

     The Company had revenues of $30,594 for the three months ended June 30, 2004 compared with $83,805 for the same period last year. However, when comparing revenues from the financial services sector for the three months ending June 30, 2004 to the same period the year before, revenues decreased by approximately $17,000.

     Management is still unhappy with the performance of the financial services sector. Management had hoped that a steadying of the financial markets would lead more companies to go public. However, the financial markets are still uncertain, which in the opinion of management causes smaller companies to hesitate achieving public status due to market uncertainty. This has a severe negative impact on the Company and is reflected in the operating results.

     For the six months ending June 30, 2004, the Company had a net loss of $116,455 compared to a net loss before taxes of $75,954 for the same period of 2003. This loss includes $3,409 in depreciation and amortization expense compared to $21,579 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the first six months of 2003. Administrative expenses increased by $11,309 for the first six months of 2004 compared to the same period of 2003. Management attributes this to the Company paying rent in the second quarter of 2004, which it did not due when it held the commercial property, also increased costs of workers comp and insurance are contributing to this increase. Interest expense decreased approximately $23,276 due to the Company selling the commercial property. For the first six months of 2004, the Company had a gain of $5,600 from the sale of securities, compared to a net loss of $4,597 for the same period the year before. Also, the Company had a loss from investment of $792, compared to a loss of $5,721 for the same period the year before.

     The Company had revenues of $64,394 for the six months ended June 30, 2004 compared with $159,324 for the same period last year. However, when comparing revenues from the financial services sector for the three months ending June 30, 2004 to the same period the year before, revenues decreased by approximately $20,811.

Net Operating Loss

     The Company has accumulated approximately $3,248,121 of net operating loss carryforwards as of June 30, 2004, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2024. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

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


Item 3. Controls and Procedures

     The Companys management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         None.

 ITEM 2. CHANGES IN SECURITIES

         None.

     As of June 30, 2004, the Company has 578,135 shares of common stock issued and outstanding.

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



                                                    TRIAD INDUSTRIES, INC.


                                             Dated: August 10, 2004

                                              By:/S/ Linda Bryson
                                                     Linda Bryson
                                                     President, Director





                                               By:/S/ Michael Kelleher
                                                      Michael Kelleher
                                                      Secretary, Treasurer and
                                                      Director