Form 10QSB
period 2004-09-30
TRIAD INDUSTRIES INC
filed 2004-11-15
CIK 1092105

Microsoft Word 10.0.3416;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2004
                                       or

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

          Registrants telephone no., including area code (760) 741-1128


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


      Class                            Outstanding as of September 30, 2004
    Common Stock, $0.001                                 578,135

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                           Heading                                       Page

Item 1.             Consolidated Financial Statements                     1-2

                    Consolidated Balance Sheets September 30, 2004
                     And December 31, 2003                                3-4

                    Consolidated Statements of Operations for the nine months
                    Ended September 30, 2004 and 2003                     5

                    Consolidated Statements of Comprehensive Income (Loss)6

                    Consolidated Statements of Stockholders Equity        7

                    Consolidated Statements of Cash Flows for the nine months
                    Ended June 30, 2004 and 2003                          8

                    Notes to Consolidated Financial Statements            9

Item 2.             Managements Discussion and Analysis and
                                Result of Operations                     10-11

Item 3.              Controls and Procedures                             11


                           PART II. OTHER INFORMATION

Item 1.               Legal Proceedings                                  11-12

Item 2.               Changes in Securities                              12

Item 3.               Defaults Upon Senior Securities                    12

Item 4.               Submission of Matter to be a Vote of
                      Securities Holders                                 12

Item 5.               Other Information on Form 8-K                      12

Item 6.               Exhibits and Reports on 8K                         12

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

            The unaudited balance sheet of the Company as of September 30, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Company's audited financial statements, the unaudited statement of operations and cash flows for the nine months ended September 30, 2004 and September 30, 2003 and the statement of stockholders equity for the period of December 31, 2000 to September 30, 2004 are included in this document.

            Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                      371 "E" Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                          ---------- -------- --------
                             A C I ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation
                          ---------- -------- --------



Armando C. Ibarra, C.P.A.               Members of the California Society of
Armando Ibarra, Jr., C.P.A., JD            Certified Public Accountants
                      Members of the American Institute of
                          Certified Public Accountants

Members of the Better Business Bureau since 1997


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
Escondido, CA  92025


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of September 30, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the nine and three months ended September 30, 2004 and 2003, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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


----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

November 5, 2004
Chula Vista, California

                    TRIAD INDUSTRIES, INC.
           (Formerly RB Capital & Equities, Inc.)
                  Consolidated Balance Sheets
                            ASSETS
                                                          As of         As of
                                                  September 30,     December 31,
                                                           2004             2003
CURRENT ASSETS
Cash                                                   $254,175         $411,614
Accounts receivable                                     142,801           88,142
Available for sale securities                            39,773           72,949
Trading securities                                       97,029          135,207
Prepaid expenses                                          8,988                -
Total Current Assets                                    542,766          707,912
NET PROPERTY & EQUIPMENT                                 29,613           35,128
OTHER ASSETS
Investment in other companies                           120,872          122,637
Security deposits                                             -            1,224
Total Other Assets                                      120,872          123,861
TOTAL ASSETS                                           $693,251         $866,901

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                     Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     As of              As of
                                                  September 30,     December 31,
                                                      2004                2003
CURRENT LIABILITIES
Accounts payable                                   $    20,763      $    20,456
Loans payable                                           60,530           59,612
Line of credit                                           2,751            4,354
Client deposits                                            600              600
Total Current Liabilities                               84,644           85,022
TOTAL LIABILITIES                                       84,644           85,022
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for
September 30, 2004 and
December 31, 2003, respectively)                         7,500            7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
578,135 and 532,300 shares
issued and outstanding
as of September 30, 2004 and
December 31, 2003, respectively)                           578              532
Additional paid-in capital                           4,626,552        4,621,098
Stock subscription receivable                          (62,500)         (62,500)
Accumulated other comprehensive loss                  (707,439)        (653,085)
Retained earnings (deficit)                         (3,256,084)      (3,131,666)
Total Stockholders' Equity                             608,607          781,879
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                             $   693,251      $   866,901

                TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
       Consolidated Statements of Operations
                                       Nine Months     Nine Months
                                          Ended          Ended
                                       September 30,  September 30,
                                           2004          2003
REVENUES
Consulting income                      $ 138,417    $ 112,989
Rental income                                  -       86,371
Total Revenues                           138,417      199,360
Costs of revenues                        (37,653)     (46,037)
GROSS PROFIT                             100,764      153,323
OPERATING COSTS
Depreciation expense                       5,515       34,039
Administrative expense                   229,435      369,954
Total Operating Costs                    234,950      403,993
OPERATING INCOME (LOSS)                 (134,186)    (250,670)
OTHER INCOME & (EXPENSES)
Interest income                            3,308          112
Other income                               1,098            -
Other expenses                                 -       (5,459)
Net realized gain (loss) on sale
of marketable securities                   7,623       (5,924)
Loss in investment (see note 9)           (1,765)      (5,721)
Interest expense                            (496)     (60,294)
Net gain (loss) on disposable assets           -      573,014
Total Other Income & (Expenses)            9,768      495,728
INCOME (LOSS) BEFORE IMPAIRMENT LOSS    (124,418)     245,058
IMPAIRMENT LOSS (See Note 12)                  -     (834,691)
INCOME (LOSS)                          $(124,418)   $(589,633)
BASIC EARNINGS (LOSS) PER SHARE         $   (0.22)  $   (1.11)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                573,953      529,983
DILUTED EARNINGS (LOSS) PER SHARE     $   (0.21)  $   (1.08)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING               588,953      543,806


                                      Three Months    Three Months
                                        Ended           Ended
                                     September 30,   September 30,
                                         2004            2003
REVENUES
Consulting income                      $  74,023    $  27,784
Rental income                                  -       12,052
Total Revenues                            74,023       39,836
Costs of revenues                        (14,708)     (14,894)
GROSS PROFIT                              59,315       24,942
OPERATING COSTS
Depreciation expense                       2,106       12,460
Administrative expense                    70,627      222,455
Total Operating Costs                     72,733      234,915
OPERATING INCOME (LOSS)                  (13,418)    (209,973)
OTHER INCOME & (EXPENSES)
Interest income                            1,317          109
Other income                                 368            -
Other expenses                             2,800       (4,209)
Net realized gain (loss) on sale
of marketable securities                   2,023       (1,327)
Loss in investment (see note 9)             (973)           -
Interest expense                             (80)     (36,602)
Net gain (loss) on disposable assets           -      573,014
Total Other Income & (Expenses)            5,455      530,985
INCOME (LOSS) BEFORE IMPAIRMENT LOSS      (7,963)     321,012
IMPAIRMENT LOSS (See Note 12)                  -     (853,003)
INCOME (LOSS)                          $  (7,963)   $(531,991)
BASIC EARNINGS (LOSS) PER SHARE        $   (0.01)   $   (1.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                578,135      532,300
DILUTED EARNINGS (LOSS) PER SHARE      $   (0.01)   $   (0.97)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING               593,135      547,300

                  TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
  Consolidated Statement of Comprehensive Income (Loss)
                      Nine Months   Nine Months   Three Months     Three Months
                          Ended         Ended         Ended          Ended
                       September 30,  September 30, September 30,  September 30,
                          2004           2003            2004           2003
Net Income (Loss)
Net of Tax                  $    (124,418) $ (589,633) $ (7,963) $   (531,991)
Other Comprehensive
Income (Loss) :
Unrealized gain
(loss) on securities              (54,354)    (15,743)    (37,578)     13,103
Total Other Comprehensive
Income (Loss)                     (54,354)    (15,743)    (37,578)     13,103
Other Comprehensive Income
(Loss) Before Income Taxes        (54,354)    (15,743)    (37,578)     13,103
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)             -           -           -        (902)
Total Other Comprehensive
Income (Loss)                $    (54,354) $  (15,743) $  (37,578) $    12,201

          TRIAD INDUSTRIES, INC.
      (Formerly RB Capital & Equities, Inc.)
        Consolidated Statement of Stockholders' Equity
            From December 31, 2000 through September 30, 2004


                                  Preferred   Preferred  Common     Common
                                   Shares     Stock       Shares     Stock
 Balance, December  31, 2000        42,500    42,500    433,972       433

Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                      2,500         3

Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                          7,238         7

Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                      1,255         1

Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                         35,000        35

Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                       45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                            18,000        18

 October 1, 2001 cancellation of
 stock subscription                                     (35,000)      (35)

 Other comprehensive loss December 31, 2001

 Net income for the year ended

December 31, 2001

 Balance,  December 31, 2001        42,500    42,500    507,965       507

 January 1, 2002 sale of Northwest

 Medical Clinic, Inc. @ $0.40 a share                   (73,165)      (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 for(35,000)  (35,000)    70,000        70

 Other comprehensive loss December 31, 2002
 Net loss for the year ended

December 31, 2002

 Balance,  December 31, 2002         7,500     7,500    504,800       504

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share               27,500        28

 Other comprehensive loss December 31, 2003

 Net loss for the year ended
December 31, 2003

 Balance,  December 31, 2003         7,500     7,500    532,300       532

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share               45,835        46

 Other comprehensive loss September 30, 2004

 Net loss for the nine months ended
 September 30, 2004

 Balance,  September 30, 2004        7,500   $ 7,500    578,135     $ 578







                                               Additional    Stock
                                                Paid In   Subscription  Retained
                                               Capital      Receivable  Earnings


Balance, December 31, 2000                      4,460,599   (62,500)(1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                 8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                    30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                 3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                   118,965  (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                  95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                       10,782

October 1, 2001 cancellation of
stock subscription                               (118,965)  119,000

Other comprehensive loss December 31, 2001

Net income for the year ended

December 31, 2001                                  56,249

Balance, December 31, 2001                      4,609,889   (62,500) (988,981)

January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $0.40 a share              (29,193)

On October 15, 2002 preferred stock
converted to common stock at 2 for1                34,930

Other comprehensive loss December 31, 2002
Net loss for the year ended

December 31, 2002                                       -        -  (1,457,825)

Balance, December 31, 2002                      4,615,626   (62,500 )(2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share           5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                                       -        -     (684,860)

Balance, December 31, 2003                      4,621,098   (62,500) (3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share           5,454

Other comprehensive loss September 30, 2004

Net loss for the nine months ended
September 30, 2004                                      -        -     (124,418)

Balance, September 30, 2004               7$4,626,552   $ (62,500)$ (3,256,084)






                                                 Accumulated
                                                   other
                                               Comprehensive
                                                Income /(Loss)     Total

Balance, December 31, 2000                            (27,122) 3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                      -         8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                          -        30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                      -         3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                          -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                        -        96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                             -        10,800

October 1, 2001 cancellation of
stock subscription                                       -             -

Other comprehensive loss December 31, 2001         (83,991)      (83,991)

Net income for the year ended

December 31, 2001                                        -        56,249

Balance, December 31, 2001                           (111,113) 3,490,302

January 1, 2002 sale of Northwest

Medical Clinic, Inc. @ $0.40 a share                     -       (29,266)

On October 15, 2002 preferred stock- (35,000)           -             -

Other comprehensive loss December 31, 2002        (529,501)     (529,501)
Net loss for the year ended

December 31, 2002                                        -    (1,457,825)

Balance, December 31, 2002                            (640,614) 1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share                -         5,500

Other comprehensive loss December 31, 2003         (12,471)      (12,471)

Net loss for the year ended
December 31, 2003                                        -      (684,860)

Balance, December 31, 2003                        (653,085)      781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                -         5,500

Other comprehensive loss September 30, 2004        (54,354)      (54,354)

Net loss for the nine months ended
September 30, 2004                                       -      (124,418)

Balance, September 30, 2004                        $ (707,439) $ 608,607

                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows


                                            Nine Months     Nine Months
                                              Ended          Ended
                                            September 30    September 30
                                              2004           2003


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $     (124,418)   $  (589,633)
Depreciation expense                             5,515         34,039
(Increase) decrease in
accounts receivable                            (54,659)       (91,836)
(Increase) decrease in
prepaid expenses                                (8,988)             -
(Increase) decrease in
escrow account                                       -         10,102
(Increase) decrease in
income tax benefit                                   -        834,691
Increase (decrease) in
accounts payable                                   307         (4,365)
Increase (decrease) in
security deposits                                1,224         (5,711)
Increase (decrease) in
available for sale securities                   17,000       (103,903)
Net (gain) / loss on investments                 1,765              -
Common stock issued for services                 5,500          5,500
Net Cash Provided by (Used in)
Operating Activities                          (156,754)        88,884
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                       -              -
Net sale (purchase) of fixed assets                  -      1,026,258
Net Cash Provided by (Used in)
Investing Activities                                 -      1,026,258
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                        (1,603)        (1,587)
Change in loan fees                                  -          6,902
Change in loan payable                             918          2,976
Change in notes and mortgages payable                -       (734,808)
Net Cash Provided by (Used in)
Financing Activities                              (685)      (726,517)
Net Increase (Decrease) in Cash               (157,439)       388,625
Cash at Beginning of Period                    411,614         19,832
Cash at End of Period                      $   254,175    $   408,457
Supplemental Cash Flow Disclosures:
Cash paid during period for interest       $       496    $    60,294
Cash paid during period for taxes         $          -  $           -
Schedule of Non-Cash Activities:
Common stock issued for accrued services   $     5,500    $     5,500
Common stock received for services         $    17,000  $           -












                                             Three Months     Three Months
                                                Ended           Ended
                                             September 30     September 30
                                                 2004           2003


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $       (7,963)$       (531,991)
Depreciation expense                             2,106         12,460
(Increase) decrease in
accounts receivable                             44,978        (90,869)
(Increase) decrease in
prepaid expenses                                (8,988)             -
(Increase) decrease in
escrow account                                       -          7,705
(Increase) decrease in
income tax benefit                                   -        853,003
Increase (decrease) in
accounts payable                                (4,230)       (16,412)
Increase (decrease) in
security deposits                                1,224         (7,450)
Increase (decrease) in
available for sale securities                  (21,949)      (119,007)
Net (gain) / loss on investments                   973              -
Common stock issued for services                     -              -
Net Cash Provided by (Used in)
Operating Activities                             6,151        107,439
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                   3,040              -
Net sale (purchase) of fixed assets                  -      1,026,758
Net Cash Provided by (Used in)
Investing Activities                             3,040      1,026,758
CASH FLOWS FROM FINANCING ACTIVITIES
Change in line of credit                          (619)          (776)
Change in loan fees                                  -          6,750
Change in loan payable                          (1,743)        (3,306)
Change in notes and mortgages payable                -       (729,311)
Net Cash Provided by (Used in)
Financing Activities                            (2,362)      (726,643)
Net Increase (Decrease) in Cash                  6,829        407,554
Cash at Beginning of Period                    247,346            903
Cash at End of Period                      $   254,175    $   408,457
Supplemental Cash Flow Disclosures:
Cash paid during period for interest       $        80    $    36,602
Cash paid during period for taxes        $           -  $           -
Schedule of Non-Cash Activities:
Common stock issued for accrued services $           -  $           -
Common stock received for services         $    17,000  $           -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.


NOTE 2 -   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

            As of September 30, 2004, the Company has $542,766 in total current assets, compared to total current assets of $707,912 as of December 31, 2003. The major factor in the reduction of current assets was the use of cash in operations to fund the financial services operation. Available for sale securities decreased $33,176, mostly due to declining values of these securities. Currently, the current assets are comprised of $254,175 in cash, $142,801 in accounts receivable, $39,773 in available for sale securities, $97,029 in trading securities and prepaid expenses of $8,988.

As of September 30, 2004, the Company has $84,644 in total current liabilities compared to $85,022 as of December 31, 2003.

Results of Operations

For the three months ending September 30, 2004, the Company had a net loss of $7,963 compared to a net loss of $531,991 for the same period of 2003. The major factor contributing to the decrease in the net loss when comparing the same period of 2004 to 2003, is that in 2003 the Company recognized the impairment loss on a tax benefit it was carrying in the amount of $853,003. This loss also includes $2,160 in depreciation and amortization expense compared to $12,460 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the third quarter of 2003. Administrative expenses decreased by $151,828 for the third quarter of 2004 compared to the same period of 2003. The sale of the commercial building in the beginning of the quarter was the biggest influence in the decreasing of general and administrative fees. Interest expense decreased approximately $36,522 due to the Company selling the commercial property.

The Company had revenues of $74,023 for the three months ended
September 30, 2004 compared with $27,784 for the same period last year.

            Management is still unhappy with the performance of the financial services sector. Management had hoped that a steadying of the financial markets would lead more companies to go public. However, the financial markets are still uncertain, which in the opinion of management causes smaller companies to hesitate achieving public status due to market uncertainty. This has a severe negative impact on the Company and is reflected in the operating results. However, it should be noted that in the opinion of management this sector is starting to improve. The third quarter consulting revenues of $74,023 represent 53% of the consulting revenue for the first nine months of 2004.

For the nine months ending September 30, 2004, the Company had a net loss of $124,418 compared to a net loss of $589,633 for the same period of 2003. The major factor contributing to the decrease in the net loss when comparing the same period of 2004 to 2003, is that in 2003 the Company recognized the impairment loss on a tax benefit it was carrying in the amount of $853,003. This loss also includes $5,515 in depreciation and amortization expense compared to $34,039 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the first six months of 2003. Administrative expenses decreased by $140,519 for the first nine months of 2004 compared to the same period of 2003. The sale of the commercial building in the beginning of the quarter was the biggest influence in the decreasing of general and administrative fees. Interest expense decreased $59,798 due to the Company selling the commercial property. For the first nine months of 2004, the Company had a gain of $7,623 from the sale of securities, compared to a net loss of $5,924 for the same period the year before. Also, the Company had a loss from investment of $1,765, compared to a loss of $5,721 for the same period the year before. The Company also had interest income of $3,308 for the first nine months of 2004, compared to interest income of $112 for the same period of 2003.

            The Company had revenues of $138,417 for the nine months ended September 30, 2004 compared with $112,989 for the same period last year.

Net Operating Loss

            The Company has accumulated approximately $3,256,084 of net operating loss carryforwards as of Septemeber 30, 2004, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2024. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

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


Item 3. Controls and Procedures

            The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2004, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

The Company is named in a legal proceeding that was filed on October 5, 2004, in the Superior Court of California, County of San Diego, Central Division, case number 836664. The principal parties to this action are the plaintiffs, Kevin Smith and Canyon Capital Marketing, an entity controlled by Smith, and the defendants, Triad Industries, Inc., Golden Age Homes, Inc., Robert M. Bryson and Signature Stock Transfer, Inc.

The alleged facts underlying the proceeding as they relate to Triad Industries, Inc. are as follows. The plaintiffs allege that Triad Industries, Inc. interfered with a contract between the plaintiffs and Louis Montulli for the sale of Golden Age Homes, Inc. stock by buying the stock for itself. The plaintiffs also allege that they tendered shares of Triad Industries, Inc. stock which contained restrictive legends to Triad to be re-issued without a restrictive legend and that Triad has unlawfully refused to do so. Triad contends that it did not interfere with the contract and it has never purchased any preferred Golden Age Homes such stock for itself. Triad further contends that the certificates were never tendered to it as alleged due to the certificate being cancelled fifteen months prior to the date it was allegedly tendered to the Company.

The plaintiffs have claimed general damages from the interference with contract claim of $1,000,000, and an unspecified amount of punitive damages.

The Company believes the alleged claims are baseless. Management believes the Company will be successful in defending itself. Therefore, no accrual or charge has been made in the Company's financial statements to reflect these proceedings.


 ITEM 2. CHANGES IN SECURITIES

         None.

As of September 30, 2004, the Company has 578,135 shares of common stock issued and outstanding.

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



                                             TRIAD INDUSTRIES, INC.


                                             Dated: November 12, 2004

                                             By:/s/ Linda Bryson
                                                Linda Bryson
                                                President, Director



                                             Dated: November 12, 2004

                                              By:/s/ Michael Kelleher
                                                 Michael Kelleher
                                                 Secretary, Treasurer and
                                                 Director