Form 10KSB
period 2004-12-31
TRIAD INDUSTRIES INC
filed 2005-03-31
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2004
                                       Or
       Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                (No Fee Required)
                             Commission File Number:000-28581
                             Triad Industries, Inc.
             (Exact Name of Registrant as specified in its charter)

                                Nevada 88-0422528
      (State or other jurisdiction of (IRS Employer Identification Number)
                         incorporation or organization)

                               122 E. Grand Avenue
                               Escondido, CA 92025
              (Address and zip code of principal executive offices)

                           (760) 741-1128 (Registrants
                     telephone number, including area code)

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

                                                     x YES NO

As of March 10, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $54,773 based upon a $.12 per share trading price.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.


Common Stock                                  578,135 Shares Outstanding
$0.001 par value                                as of December 31, 2004

Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $92,713.

                                              TRIAD INDUSTRIES, INC.
                                                 TABLE OF CONTENTS


                                                      PART I              Page

Item 1.          Description of Business                                   4
Item 2.          Description of Property                                   8
Item 3.          Legal Proceedings                                         8
Item 4.          Submission of Matter to a Vote of Security Holders        9


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters   9
Item 6.          Managements Discussion and Analysis or Plan of Operation   12
Item 7.          Financial Statements                                       17
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    41
Item 8a.        Controls and Procedures                                     41

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act      41
Item 10.         Executive Compensation                                     43
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                             44
Item 12.        Certain Relationships and Related Transactions              45
Item 13.        Exhibits and Reports on Form 8-K                            45
Item 14.        Accountants                                                 45


SIGNATURES                                                                  S-1

ITEM     1.       Description of Business

     All share issuances, including share issuance and share issue prices have been retroactively restated to reflect a reverse stock split of one for twenty.

    Triad Industries, Inc., (the Company) was incorporated under the laws of the State of Utah on November 25, 1985. The Company was originally known as Investment Marketing, Inc. Investment Marketing, Inc., was originally incorporated for the purpose of buying, selling, and dealing in real property. At a Special Meeting of the Shareholders held June 6, 1990, the Company name was changed to Combined Communication, Corp. On June 7, 1990, the Company completed the merger and became a Nevada corporation.

     Combined Communication, Corp., was in the business of merchandising video tapes through automated dispensing machines. The Company exited the video merchandising business by selling the merchandising assets to ARS International in August of 1994. Combined Communications then managed ARS International in their merchandising operations until October 1997.

     On October 17, 1997, at a Special Meeting of the Shareholders, the Company met to amend the Articles of Incorporation to change the name of the Company to RB Capital & Equities, Inc.

    On March 15, 1999, at a Special Meeting of the Shareholders HRM (1) reversed its common stock on a one for ten (1:10) basis from 262,836 to 26,337 shares outstanding. Also at the Special Meeting of Shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 253,408 shares of HRM post split common stock and 35,000 shares of $20.00 preferred stock. (Gam Properties and Miramar Road became subsidiaries of RB Capital on February 26, 1999. RB Capital & Equities, had a note payable to American Health Systems, Inc., for $1.4 million for these subsidiaries. This note was retired by issuance of 35,000 $20.00 preferred shares and 18,667 shares of pre split common stock to American Health Systems, Inc., for the above mentioned note.) RB Capital and Equities was a non-trading publicly owned company. The Company has approximately 400 shareholders.The only significant shareholder was American Health Systems, Inc., who owned 18,667 (23.5%) of common shares before the merger and 56,000 (17.5%) of common shares after the merger. The 35,000 shares of preferred stock that were issued to American Health Systems, Inc., was for a note payable for the 99% interest RB Capital had acquired in Miramar Road Associates on February 28, 1999. The acquisition was accounted for as a recapitalization of RB Capital because the shareholders of RB Capital controlled HRM after the acquisition. Therefore, RB Capital is treated as the acquiring entity for accounting purposes and HRM is the surviving entity for legal purposes.

     On March 15,1999 the shareholders also approved an amendment to the Articles of Incorporation changing the corporate name to Triad Industries, Inc.

     In September of 1999 Triad Industries acquired the un-owned 1% interest in Miramar Road Associates, for cash. On June 30, 2000 the Company issued 73,165 shares of common stock at $19.20 per share to purchase certain assets, subject to certain liabilities of three entities. The Company issued 44,760 shares of common stock to Northwest Medical Clinic, Inc. The Company issued
17,330 shares of common stock to Amerimed of Georgia and 11,075 shares of common stock to Florimed of Florida. The certain assets, subject to certain liabilities were all acquired in separate transactions. The certain assets, subject to certain liabilities were simultaneously placed in a newly capitalized Corporation named Northwest Medical Clinic, Inc. Although the prior operating name was used, it should be noted that the purpose of this acquisition was to use the Company's public status to raise funds through the sale of common stock to be able to inject capital into the medical clinic to change its direction. The personal injury sector that the clinic had historically performed was no longer profitable due to several factors. The main factors were the length of time to collect on an outstanding balance from the insurance providers, and the litigious nature of insurance claims. The operators of the clinic had determined that they must change the services they provided in order to remain in business. However, the clinic did not have the access to sufficient capital to change direction. The Company determined that they would acquire certain assets, subject to certain liabilities from three entities to capitalize a medical division balance sheet (operating under the name Northwest Medical Clinic Inc), then, immediately inject sufficient capital to change the clinic direction in order for it to be viable.

     On June 6, 2001, Triad acquired 100% of the outstanding common stock of Corporate Capital Formation, Inc. a Nevada corporation, in exchange for 45,000 shares of common stock. The transaction was valued $96,000.

     On January 1, 2002, Northwest Medical Clinic, Inc., was sold back to its original shareholders in exchange for the common stock that was issued to purchase the assets and liabilities. Due to the Company's common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     As of December 31, 2003, the Company had 578,135 shares of $.001 par value common stock outstanding and 7,500 shares of $1.00 preferred stock outstanding.

     The Company is not required to deliver an annual report to security holders. The Company will send an annual report with audited financial statements to a security holder if requested.

     The Company is required to file 10KSBs, 10QSBs, 8KSBs, and various other reports. The public may read and copy any materials the Company files with the SEC at the

SEC's Public Reference Room at 450 Fifth Street, N.W., Washington,
D.C. 20549. The public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website where these reports may be found. The address of the website is as follows http://www.sec.gov.

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

2- Healthcare Resource Management, Inc., a Nevada corporation. Presently inactive.

3- Corporate Capital Formation, Inc., a Nevada Corporation, is a financial services corporation that operates a merger and acquisition consulting business.
 The company does corporate filings, capital reorganizations andresident agent services for small and emerging private or public companies. 100% owned.

     It should be noted that on July 31, 2003, Triad Industries, Inc., sold the commercial property located at 350 West Ninth Avenue, Escondido, CA 92025. The Company sold the property for $1,680,000 and recognized approximate proceeds from the sale in the amount of $835,000. This was the Company's last real estate holding. Triad Industries, Inc., currently is not active in any business activities. It operates through its wholly owned subsidiaries. Therefore, Triad Industries Inc., is a holding company.

The Company is not dependent on one or a few major clients.

The Company does not hold any patents or trademarks.

The Company does not need governmental approval for any of its products or services. Furthermore, management is unaware of any existing or probable governmental regulations that would affect the Company.

Services and Operations

     Triad Industries, Inc. Parent Company.   (a holding company)


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

           Healthcare Resource Management, Inc., is a Nevada corporation that resulted from the business combination of Healthcare Resources and RB Capital and Equities, Inc. Healthcare Resource Management, Inc. is designed to be a medical management company, however; it is presently inactive.

Employees

           Including its officers and directors the consolidated operations employ 4 full time employees. There are four full time employees in the financial services sector (RB Capital & Equities, Inc. and Corporate Capital Formation, Inc.). The companies also use independent consultants for a variety of tasks.

Competition

RB Capital & Equities, Inc., and Corporate Capital Formation, Inc., have large-scale competition in the financial services industry. Some of the same functions of the Company are provided by accounting firms, legal firms, brokerage firms, and individual consultants. However, the management of the Company feels that they have a competitive advantage over these companies, which is due to the fact that the Company offers all the services their competition does (except legal and auditing) under one roof. Most of the competition is fragmented and only provides one aspect of these services.

Item 2.  Description of Property

           Triad Industries, Inc., and RB Capital & Equities, Inc., occupy approximately 600 square feet of general office space at 122 E.
Grand Ave, Escondido, CA 92025. The Company uses space provided by its President and does not pay rent.

    Corporate Capital Formation, Inc., occupies a 320 square foot office located at 6565 Spencer Street, Las Vegas, NV 89119, which is rented from Devton International Inc., on a month to month, lease at the rate of $660 per month.

Item 3.  Legal Proceedings

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

         The alleged facts underlying the proceeding as they relate to Triad Industries, Inc., are as follows. The plaintiffs allege that Triad Industries, Inc., interfered with a contract between the plaintiffs and Louis Montulli for the sale of Golden Age Homes, Inc., stock by buying the stock for itself. Triad contends that it did not interfere with the contract and it has never purchased any preferred Golden Age Homes such stock for itself. Triad further contends that the certificates were never tendered to it as alleged due to the certificate being cancelled fifteen months prior to the date it was allegedly tendered to the Company.

         The plaintiffs have claimed general damages from the interference with contract claim of $1,000,000, and an unspecified amount of punitive damages.

         The Company believes the alleged claims are baseless. Management believes the Company will be successful in defending itself. Therefore, no accrual or charge has been made in the Company's financial statements to reflect these proceedings. The Company did pay $11,000 to Kevin Smith to settle part of the original complaint pertaining to the re-issuance of stock without it's restrictive legend.

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

     The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TDII. The company stock has, during the fiscal year ending December 31, 2004, traded between $.10 and $.50 per share. The number of shares of record of common stock, $.001 par value, of the Company was 578,135 as of December 31, 2004. The Company has not yet adopted any policy regarding payment of dividends. It should be noted that the Company declared a one for twenty reverse stock split, which was effective on February 28, 2003.

The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:

                                             Low              High
Qtr Ended 3-31-03                             $.06               $.60
Qtr Ended 6-30-03                             $.16               $.30
Qtr Ended 9-30-03                             $.16               $.30
Qtr Ended 12-31-03                            $.16               $.30
Qtr Ended 3-31-04                             $.08               $.12
Qtr Ended 6-30-04                             $.08               $.30
Qtr Ended 9-30-04                             $.10               $.50
Qtr Ended 12-31-04                            $.10               $.25

     As of December 31, 2004, the Company has issued and outstanding 587,135 shares of common stock outstanding to 449 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

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

     For transactions covered by these rules, broker-dealers must make special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing the recent price information for the penny stock held in the account and information on the limited market in penny stock and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

        Recent Sales of Unregistered Securities

In accordance with Item 701 of Regulation SB the Company considers recent sales of securities to be transactions which have occurred in the last three years.

     On January 1, 2002, Northwest Medical Clinic, Inc., was sold back to its original shareholders in exchange for the 73,165 shares of common stock that was issued to purchase the assets and liabilities. Due to the Company's common stock decreasing from $19.20 per share at the time of the acquisition, to $.40 at the time of the sale back, the Company recognized a $1,542,394 loss on the sale of this discontinued operation.

     On October 15, 2002, Health Systems, Inc., converted on a two for one basis 35,000 shares of preferred stock it had held. Therefore, the Company issued 70,000 shares of common stock for this conversion.

     On January 24, 2003, the company issued 27,500 shares of common stock at $.20 per share to retire accrued services rendered of $5,500 that were officers and directors fees for the year ended December 31, 2002.

    On January 26, 2004, the Company issued 45,835 shares of common stock to its officers and directors for services that were accrued on the Company's financial statements as of December 31, 2002. Each of the three directors received 4,167 shares of common stock at $.12 per share or directors fees of $500. Each of the two officers received 16,667 common shares at $.12 per share or officers fees of $2000. Total consideration was $5,500.

     All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

    As of December 31, 2004, the Company has a total of 578,135 shares of common stock outstanding.

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

     As of December 31, 2004, there are no warrants outstanding. The only convertible securities that are outstanding consist of 7,500 shares of preferred stock, which convert on a two for one basis.

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


Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Company's results of operations as of the years ended December 31, 2004 and 2003. The Company consolidates the operations of RB Capital and Equities, Inc., Corporate Capital Formation, Inc.

     On July 31, 2003, Triad Industries, Inc., sold the commercial property located at 350 West Ninth Avenue, Escondido, CA 92025. The Company sold the property for $1,680,000 and recognized approximate proceeds from the sale in the amount of $835,000. This was the Company's last real estate holding. Triad Industries, Inc. currently is not active in any business activities. It operates through its wholly owned subsidiaries. Therefore, Triad Industries Inc., is a holding company.

     RB Capital & Equities Inc., and Corporate Capital Formations, Inc., had substantially decreased revenues when compared to the prior year. Management attributes this to further weak capital markets for small and emerging companies and investors looking for more secure investments than micro cap equities. This affects RB Capital & Equities, Inc., and Corporate Capital Formations, Inc., greatly, due to the fact that the Company derives its revenues from performing consulting work for companies that wish to soon trade publicly and derive their operating capital from public investment. In the opinion of management, a downtrodden stock market, a decrease in initial public offerings, and the public keeping their money out of equities all had a negative affect on the financial services subsidiaries.

    Management is confident that current cash on hand will satisfy the Company's cash requirements for the next twelve months.

    The Company does not expect to purchase any significant equipment during the next twelve months.

    Management does not intend to hire additional employees; the only hiring would be to replace a vacated position. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.

Results of Operations

     Revenues totaled $92,713 as of December 31, 2004, compared to $221,171 as of December 31, 2003; this is a decrease of approximately 60%. The decrease can be mostly be explained by the decrease in real estate revenues from $86,371 in 2003, to $0 for the same period of 2004, due to the property being sold in 2003.
Further contributing to the decrease in revenues was the poor performance of the financial services sector.

         Revenue for the years ended December 31, 2004 and 2003:

                               2004         2003

RB Capital                    $ 74,435   $125,766
Corporate Capital Formation     18,278     13,114
Triad Industries, Inc.               -     88,291


    For the year ended December 31, 2004, the Company had a net loss of $184,490 compared to a net loss of $684,860 for the same period of 2003.

     The major factor contributing to the drop in revenues for the financial services sector is weak capital markets for small and emerging companies and investors looking for more secure investments than micro cap equities. This affects RB Capital & Equities, Inc., and Corporate Capital Formations, Inc., greatly, due to the fact that the Company derives its revenues from performing consulting work for companies that wish to soon trade publicly and derive their operating capital from public investment.

     The Company had a net loss from continuing operations for the year ended December 31, 2004, of $184,490, compared to income from continuing operations of $250,483 for the same period the year before. This decrease can largely be attributed to the $573,014 gain the Company recognized from the sale of the commercial property in 2003. There was a $9,510 decrease in depreciation and amortization, which can mostly again be attributed to the commercial property sale. General and administrative costs decreased $153,279 when comparing 2004 to 2003. This again can be mostly explained by the sale of the property. It should be noted that costs of sales as a percentage of revenue was consistent when comparing 2004 to 2003. The Company recognized a loss of $2,272 in 2004 compared to a loss of $5,721 from an investment in another company that is accounted for under the equity method. The Company realized a gain f $11,211on the sale of securities compared to a loss of $6,588 in the prior year.

     Bad Debt also decreased significantly from $14,605 for fiscal 2003 to $0 for fiscal 2004. The reason for the decrease in bad debt expense was the Company not being very active in the financial services area. The Company would normally perform services then bill for these services, with the potential for non payment. However, with the decreased activity in the financial services sector the bad debt possibility was decreased.

     Interest expense also decreased from $60,560 for the year ended December 31, 2003 to $588 for the year ended December 31, 2004. This can also be attributed to the commercial property sale. Interest income increased from $818 for the year ended December 31, 2003, to $6,468 for the year ended December 31, 2004.

                                             Income Statement Summary
                                                    December 31

                                         2004        2003

Revenues                             $  92,713    $ 227,171

Total Operating Costs                  292,022      540,829

Income (Loss) from Operations         (199,309)    (313,658)

Other Income/ (Expense)                 14,819      561,141

Net Income / (Loss) From
Continuing Operations Before Taxes    (184,490)     250,843


Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Inflation

     In the opinion of management, inflation will not have a material effect on the operations of Triad Industries, Inc.

Liquidity and Capital Resources

    The Company has approximately an 5:1 current ratio. As of December 31, 2004, the Company has $504,856 in current assets compared to $707,912 for the same period of 2003. For the year ended December 31, 2004, cash decreased $215,170, primarily to support operations. Accounts receivable decreased $26,576, due to collections, marketable securities decreased $44,286, primarily due to the writing down of available for sale securities and other current assets increased $82,976 due to an increase in prepaid expenses and note receivable.

    Current liabilities increased from $85,022 for the year ended December 31, 2003 to $97,742 for the year ended December 31, 2004. The Company's line of credit decreased $2,361, when comparing 2004 to 2003. Other significant increases in liabilities included a $10,976 increase in accounts payable, due to an accrual for legal fees in conjunction with the Company's lawsuit.


                                               Balance Sheet Summary
                                                    December 31

                             2004      2003

Total Current Assets        504,856   707,912
Property (net)               31,124    35,128

Total Assets                656,345   866,901

Current Liabilities          97,742    85,022

Long Term Liabilities             -         -

Total Liabilities            85,022    85,022

Total Stockholders Equity   558,603   781,879

Total Liabilities and
Stockholders Equity         656,345   866,901

     The Company no longer has access to a credit line it had established. This is due to the prior Company president Gary DeGano leaving the Company. Mr. DeGano was the guarantor of the line of credit. Due to his retiring, the line of credit was no longer available for use. However, the Company can pay down the remaining balance over approximately nine years. As of December 31, 2004 there was $1,993 outstanding on this line of credit.

     Triad Industries, Inc., has $ 504,856 in current assets including $ 196,444 in cash. The Company believes the $163,873 it holds in available for sale and trading securities to be very liquid. The marketable securities can be converted to cash in under three days. The

Company holds $ 61,566 in accounts receivable.
This is also liquid, however; this liquidity depends on the party the amount is due from. Allowances for bad debt have been made where appropriate. The Company holds $ 73,989 in notes receivable. Due to the fact Triad Industries is a consolidated parent holding company, Triad Industries, Inc., will use free cash flow if available from RB Capital & Equities, Inc. and Corporate Capital Formation, Inc. to satisfy Triads short- term cash requirements.

     In the event, outside funding is necessary; the Company will investigate the possibility of interim financing, either debt or equity, to provide capital ..Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or public offering.

Net Operating Losses

     The Company has accumulated $(3,313,156) of net operating losses and other comprehensive losses of $(697,371) as of December 31, 2004, which may used to reduce taxes in future years through 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. It should be noted that the company has expensed a deferred tax benefit on the books in the amount of $935,343 as of December 31, 2003. Therefore, no tax benefit is any longer presented on the Company's books.

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


Item 7.  Financial Statements and Supplementary Data

To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2e, the Company's financial statements have been presented on the basis that it is a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company continue as a going concern.


----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

March 22, 2004
Chula Vista, California

                     TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS
                                  As of          As of
                                December 31,   December 31,
                                  2004            2003
CURRENT ASSETS
Cash                              $196,444   $411,614
Accounts receivable                 61,566     88,142
Available for sale
securities (see note 8)             42,102     72,949
Trading securities (see note 9)    121,768    135,207
Prepaid expenses                     8,987          -
Loan receivable                     73,989          -
Total Current Assets               504,856    707,912
NET PROPERTY & EQUIPMENT            31,124     35,128
OTHER ASSETS
Investment in other
companies (see note 10)            120,365    122,637
Security deposits                        -      1,224
Total Other Assets                 120,365    123,861
TOTAL ASSETS                      $656,345   $866,901
                                                    -

                           TRIAD INDUSTRIES, INC.
                   (Formerly RB Capital & Equities, Inc.)
                        Consolidated Balance Sheets
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                             As of          As of
                                          December 31,   December 31,
                                             2004          2003
CURRENT LIABILITIES
Accounts payable                       $    31,432    $    20,456
Loans payable                               63,717         59,612
Line of credit                               1,993          4,354
Client deposits                                600            600
Total Current Liabilities                   97,742         85,022
TOTAL LIABILITIES                           97,742         85,022
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value,
10,000,000 shares
authorized 7,500 shares issued
and outstanding for
December 31, 2004 and 2003)                  7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
578,135 and 532,300 shares
issued and outstanding
as of December 31, 2004
and 2003, respectively)                        578            532
Additional paid-in capital               4,626,552      4,621,098
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (697,371)      (653,085)
Retained earnings (deficit)             (3,316,156)    (3,131,666)
Total Stockholders' Equity                 558,603        781,879
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $   656,345    $   866,901

                          TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                  Consolidated Statements of Operations
                                        Year Ended     Year Ended
                                       December 31,    December 31,
                                           2004             2003
REVENUES
Consulting income                       $  92,713    $ 140,800
Rental income                                   -       86,371
Total Revenues                             92,713      227,171
Costs of revenues                         (51,128)    (122,541)
GROSS PROFIT                               41,585      104,630
OPERATING COSTS
Bad debt expense                                -       14,605
Depreciation expense                        4,004       13,514
Administrative expense                    236,890      390,169
Total Operating Costs                     240,894      418,288
OPERATING INCOME (LOSS)                  (199,309)    (313,658)
OTHER INCOME & (EXPENSES)
Interest income                             6,468          818
Other income                                    -       55,323
Net realized gain (loss) on
sale of marketable securities              11,211       (6,588)
Gain on valuation of
trading securities                              -        7,855
Loss in investment                         (2,272)      (5,721)
Net gain (loss) on disposable assets            -      573,014
Interest expense                             (588)     (60,560)
Total Other Income & (Expenses)            14,819      564,141
INCOME (LOSS) BEFORE TAXES               (184,490)     250,483
INCOME TAX (PROVISION) BENEFIT                  -     (935,343)
NET INCOME (LOSS) AFTER TAXES           $(184,490)   $(684,860)
BASIC EARNINGS (LOSS) PER SHARE         $   (0.32)   $   (1.29)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 576,831      530,567
DILUTED EARNINGS (LOSS) PER SHARE       $   (0.31)   $   (1.26)
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING                 590,004      544,077

                   TRIAD INDUSTRIES, INC.
            (Formerly RB Capital & Equities, Inc.)
     Consolidated Statement of Comprehensive Income (Loss)
                             Year Ended     Year Ended
                             December 31,   December 31,
                                2004           2003
Net Income (Loss)            $(184,490)   $(684,860)
Other Comprehensive
Income (Loss) :
Unrealized gain (loss)
on securities                  (44,286)     (12,471)
Total Other Comprehensive
Income (Loss)                  (44,286)     (12,471)
Other Comprehensive Income
(Loss) Before Income Taxes     (44,286)     (12,471)
Income Tax (Provision)
Benefit
related to Items of
omprehensive Income (Loss)           -            -
Total Other Comprehensive
Income (Loss)                $ (44,286)   $ (12,471)
Total Other Comprehensive
(Loss)                       $(697,371)   $(653,085)

     TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
            Consolidated Statements of Stockholders' Equity
                  From December 31, 2000 through December 31, 2004

                                  PreferredPreferred  Common     Common
                                   Shares    Stock    Shares     Stock

 Balance, December  31, 2000        42,500    42,500   433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                     2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                         7,238         7

Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                     1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                        35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                      45,000        45

 Stock issued on June 22, 2001
to Directors @ $0.60 a share                           18,000        18

 October 1, 2001 cancellation of
stock subscription                                    (35,000)      (35)

 Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001

 Balance,  December 31, 2001        42,500    42,500   507,965       507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                  (73,165)      (73)

On October 15, 2002 preferred stock
 converted to common stock at 2 for(35,000)  (35,000)   70,000        70

Other comprehensive loss December 31, 2002

Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002         7,500     7,500   504,800       504

 Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share              27,500        28

Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003         7,500     7,500   532,300       532

Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share              45,835        46

 Other comprehensive loss December 31, 2004

 Net loss for the year ended
December 31, 2004

 Balance,  December 31, 2004         7,500   $ 7,500   578,135     $ 578










                              Additional    Stock                  Accmulated
                                Paid-in   Subscription   Retained      Other
                                Capital   Receivable     Earnings  Comprehensive
                                                                Income / (Loss)
Balance, December
31, 2000                    4,460,599       (62,500)   (1,045,230)    (27,122)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a
share                           8,497             -           -             -

Stock issued on January 18, 2001 for
management fees @ $4.19 a
share                         30,317             -         -             -

Stock issued on February 21, 2001
for consulting fees @ $2.98 a
share                          3,739             -          -             -

Stock issued on March 1, 2001 to
management fees @ $3.40 a
 share                       118,965      (119,000)         -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13
 per share                    95,955             -           -             -

Stock issued on June 22, 2001
to Directors @ $0.60 a
 share                        10,782             -           -             -

October 1, 2001 cancellation of
stock subscription           (118,965)      119,000          -             -

Other comprehensive loss
December 31, 2001                 -             -             -       (83,991)

Net income for the year ended
December 31, 2001                 -             -         56,249             -

Balance, December
 31, 2001                 4,609,889       (62,500)      (988,981)     (111,113)

January 1, 2002 sale of Northwest
Medical Clinic, Inc.
 @ $0.40 a share            (29,193)            -             -             -

On October 15, 2002 preferred stock
converted to common
stock at 2 for               34,930             -             -             -

Other comprehensive loss
December 31, 2002                 -             -             -      (529,501)

Net loss for the year ended
December 31, 2002                  -             -            -    (1,457,825)

Balance, December 31, 2002   4,615,626     (62,500)     (2,446,806)  (640,614)

Stock issued on January 24, 2003 for
accrued services rendered
 @ $0.20 a share                5,472             -          -             -

Other comprehensive loss
December 31, 2003                   -             -           -       (12,471)

Net loss for the year ended
December 31, 2003                   -             -       (684,860)          -

Balance, December 31, 2003    4,621,098       (62,500)  (3,131,666)   (653,085)

Stock issued on January 26, 2004 for
accrued services rendered
@ $0.12 a share                  5,454             -           -             -

Other comprehensive loss
December 31, 2004                    -             -           -       (44,286)

Net loss for the year ended
December 31, 2004                    -             -      (184,490)         -

Balance, December 31, 2004       $ 4,626,552 $ (62,500)$(3,316,156) $ (697,371)















                                                 Total

Balance, December 31, 2000                     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                   30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                      10,800

October 1, 2001 cancellation of
stock subscription                                     -

Other comprehensive loss December 31, 2001       (83,991)

Net income for the year ended
December 31, 2001                                 56,249

Balance, December 31, 2001                     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share             (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 for                     -

Other comprehensive loss December 31, 2002      (529,501)

Net loss for the year ended
December 31, 2002                             (1,457,825)

Balance, December 31, 2002                     1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share          5,500

Other comprehensive loss December 31, 2003       (12,471)

Net loss for the year ended
December 31, 2003                               (684,860)

Balance, December 31, 2003                       781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share          5,500

Other comprehensive loss December 31, 2004       (44,286)

Net loss for the year ended
December 31, 2004                               (184,490)

Balance, December 31, 2004                   $   558,603

                     TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
               Consolidated Statements of Cash Flows
                                                 Year Ended       Year Ended
                                                December 31,      December 31,
                                                    2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $  (184,490)   $  (684,860)
Depreciation expense                                  4,004         13,514
Common stock issued
for services                                          5,500          5,500
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
accounts receivable                                  26,576              -
(Increase) decrease in
advances                                                  -         (5,830)
(Increase) decrease in
prepaid expenses                                     (8,987)             -
(Increase) decrease in
loan receivable                                     (73,989)             -
(Increase) decrease in
escrow account                                            -         10,102
(Increase) decrease in
income tax benefit                                        -        935,343
Increase (decrease) in
accounts payable                                     10,976         (4,631)
Increase (decrease) in
security deposits                                     1,224         (5,711)
Increase (decrease) in
taxes payable                                             -         (6,251)
Valuation of trading
securities                                                -         (7,855)
Net (gain) / loss on
investments                                               -          5,721
Bad debt expense                                          -         14,612
Net Cash Provided by (Used in)
Operating Activities                               (219,186)       269,654
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading
securities                                                -       (127,352)
Net sale (purchase)
of fixed assets                                           -      1,026,258
Net Cash Provided by (Used in)
Investing Activities                                      -        898,906
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of
credit net of payments                               (2,361)        (2,684)
Proceeds form loan
fees                                                      -          6,902
Proceeds from loan
payable                                               6,377              -
Borrowings from
loans payable                                             -        (46,188)
Proceeds from notes and
mortgages payable                                         -       (734,808)
Net Cash Provided by (Used in)
Financing Activities                                  4,016       (776,778)
Net Increase (Decrease)
in Cash                                            (215,170)       391,782
Cash at Beginning of Year                           411,614         19,832
Cash at End of Year                             $   196,444    $   411,614
Supplemental Cash
Flow Disclosures:
Cash paid during period
for interest                                    $       588    $    60,560
Cash paid during period
for taxes                                 $             $                -
Schedule of Non-Cash
Activities:
Common stock issued
for accured services                            $     5,500    $     5,500

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2004 and 2003
23

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company's management intends to raise additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

f.   Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectable, they will be charged to operations when that determination is made. As of Decemeber 31, 2004, the Company has an outstanding note receivable from Robert Bryson in the amount of $57,216, that bears 7% simple interest per year. Robert Bryson is the father of Linda Bryson, the Company's President.

g.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2004 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.

h.  Investments in Securities

The Company's marketable securities and investments in securities available for sale are classified as available for sale securities in the accordance with SFAS
115. They are classified as available for sale due to the fact that they are not bought or held principally for the purpose of selling them in the near term, they are not actively and frequently bought and sold, nor are they generally used with the objective of generating profits on short-term differences in price. Unrealized gains on available for sale securities are being classified under the requirements of SFAS No. 130. Under such statement, the Company's securities are required to be reflected at fair market value. Changes in the fair value of investments or valuation of securities are reflected in the statement of comprehensive income or (loss) in accordance with SFAS 130.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.  Line of Credit

The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There was an outstanding balance of $1,993 and $4,354 as of December 31, 2004 and 2003, respectively.

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

l.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

                                            December 31,            December 31,
                                                2004                    2003
                                      -----------------    --------------------
                                      -----------------    --------------------
Equipment
                                                             $                $
                                                           811              811
Computer
                                                        20,438           20,438
Furniture
                                                        16,688           16,688
Tenant Improvements                                          0
                                                                              0
                                          -------------------------------------
                                          -------------------------------------
$                                                     $ 37,937
                                                                         37,937
Less Accumulated Depreciation                           (6,813)          (2,809)
                                          -------------------------------------
Net Property and Equipment                            $ 31,124         $ 35,128
                                          =====================================

On July 31, 2003 the Company sold their commercial property located at 350 West 9th Avenue Escondido, Ca. 92025. The sales price on the commercial property was $1,680,000 dollars with the Company netting $835,000 in proceeds.


NOTE 4.  OPERATING LEASE

Corporate Capital Formation, Inc. operate its facility under an operating lease agreement with an unrelated party. The base rent for Corporate Capital
 Formation, Inc. is $375 per month. Corporate Capital Formation, Inc. is on a month to month basis. Rent expense for 2004 was $4,480.

Triad Industries neither owns nor leases any real or personal property. The Company is currently provided office space from an officer without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

                                                       December 31, December 31,
                                                            2004         2003
                                                          --------------------

Net income (loss) from operations                      $   (184,490)  $(684,860)

Basic income / (loss) per share                        $              $
                                                              (0.32)      (1.29)
                                                     ===========================
                                                     ===========================

Weighed average number of shares outstanding                            530,567
                                                            576,831
                                                     ===========================

December 31,                                                  December 31,
                                                             2004        2003
                                                     ---------------------------

Net income (loss) from operations                      $   (184,490)  $(684,860)

Diluted income / (loss) per share                      $     (1.26)   $   (1.26)

                                                     ===========================
                                                     ===========================

Diluted weighed average number of shares outstanding        590,004     544,077
                                                     ===========================

As of December 31, 2004 there have not been any preferred dividends issued that would reduce earnings available to common shareholders.


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

At December 31, 2004 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

NOTE 6. INCOME TAXES (CONTINUED)

                                          December 31, 2004
                               --------------------------

Beg. Retained Earnings                       $(3,784,751)
Net Income (Loss) for Year ended 12/31/04       (228,776)
                              --------------------------
                              --------------------------
Ending Retained Earnings                     $(4,013,527)

Gross income tax benefit                     $ 1,364,599
Valuation allowance
                                              (1,364,599)
                              --------------------------
                              --------------------------
Net income tax benefit
                                         $             -
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

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.


NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                            Accumulated other
        Unrealized gain (loss) on          comprehensive income
             securities                        (loss)
     ---------------------------     ---------------------------
     ---------------------------     ---------------------------

Beginning balance       $      (0)   $(653,085)

Current-period change     (44,286)     (44,286)
      ----------------------------------------

      ----------------------------------------
Ending Balance          $ (44,286)   $(697,371)
      ========================================

Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.





NOTE 8.  AVAILABLE FOR SALE SECURITIES

At December 31, 2004, the Company held available for sale securities of the following companies:

                       Trading  Trading   Number of  Mkt. Price    FMV
                        Symbol   Market    Shares    At Year End  At Year End
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Atlantic Syndication         asni   otc     11,000       0.02    220
American Steller Energy      amrs   pink   240,000       0.08 19,200
Chimera Tech.                cnoc   otc    100,000       0.11 11,000
Diversified Thermal S.       dvts   otc        920       0.30    276
Nicholas Inv.                nivi   otc    138,383       0.02  2,958
Oasis Infor. Systems, Inc.   ossi   otc    769,817       0.04  7,698
Millenium Plastics           mpco   pink    30,000       0.01      0
Global Energy, Inc.          geng   otc      5,000       0.15    750

--------------------------------------------------------------------------------
 Total                                                     $  42,102
================================================================================


The Company is in accordance with SFAS 130 when reporting the unrealized gains and losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of December 31, 2004 in accordance with SFAS 115.

NOTE 9.  TRADING SECURITIES

At December 31, 2004, the Company held trading securities in the following companies:

                                         Number of   Value Price     FMV
                                          Shares     At Year End    At Year End
                                     -------------------------------------------
                                     -------------------------------------------

AU Optronics                                100            14.32   1,432
Cabot Corporation                           100            38.68   3,868
Cemex                                       100            36.42   3,642
Check Point Software                        100            24.63   2,463
Cisco Systems                               100            19.32   1,932
Coco Cola Company                           100            41.64   4,164
Constellation Brands                        100            46.51   4,651
Corinthian Colleges                         100            18.84   1,884
Dendrite International                      150            19.40   2,910
Fedex International                         100            64.61   9,849
Flextronics                                 100            20.88   1,382
Freescale Semiconductors                     22            30.98     403
General Electric                            100            26.12   3,650
Genral Electric 6.1%                        100            47.53   2,621
H&Q Healthcare Investors                    208            35.49   3,802
Headwaters                                  100            27.61   2,850
Hewlett Packard                             100            20.97   2,097
Ishares Trust HK China 25 Index Fund        100            32.05   5,547
International Gaming Technology             100             9.64   3,438
Japan Smaller Capitalization Fund           200            55.39   2,420
Microsoft                                   100            44.20   2,672
Mine Safety Appliance                       100            27.37   5,070
Mobile Mini                                 100            48.61   3,304
Netflix                                     100            68.46   1,233
Nokia                                       200            17.00   3,134
Openwave                                    200            46.62   3,092
Prologis                                    100            35.33   4,333
Qualcomm                                    200            99.88   8,480
Scotts                                      100            29.78   7,352
Sun Micro Systems                           300            19.14   1,617
Tyco                                        100            53.05   3,574
Varian Medical Systems                      100            58.89   4,324

Websense                                    100            45.03   5,072
------------------------------------------------------------------------
Williams Sonoma, Inc                        100            58.89   3,504

                                                                $121,768
========================================================================

In accordance with SFAS 115 the Company records unrealized gains and losses for trading securities in the statement of operations. Also, in accordance with SFAS 115 the Company's trading securities are reported at market value as of December 31, 2004.





NOTE 10.  INVESTMENTS IN OTHER COMPANIES

At December 31, 2004, the Company held investments in the following companies:

                                       Number of   Value Price    FMV
                                        Shares     At Year End   At Year End
                                 ----------------------------------------------
                                 ----------------------------------------------

Advanced Interactive Inc.                   5,125       0.97     4,979
American Eagle Financial                   55,000       0.10     5,500
Atlantic & Pacific Guarantee            1,000,000       0.01    18,000
Blue Gold                                 125,000       0.01       125
Carrara                                   325,000       0.00       371
Escondido Capital                         629,810       0.06    41,041
International Sports Marketing, Inc.      100,000       0.01     1,000
Love Calendar (Nevada)                    100,000       0.01     1,000
Love Calendar (Utah)                       25,000       1.00    25,000
Love Concepts                             100,000       0.01     1,000
Noble Onie                                 25,000       0.10     2,500
Quantum Companies                         110,000       0.01     2,621
Resume Junction                            20,000       0.10     2,000
Spa International                         245,146       0.00         0
Sterling Electronic Commerce              300,000       0.05    15,000
The Shops Network                           5,000       0.10       500
Thunder Mountain                          100,000       0.01     1,000
Trans Pacific Group                       100,000       0.01     1,000

----------------------------------------------------------------------
Total                                  $  120,365
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


NOTE 11.  OPERATING SEGMENTS

   For the Year Ended 2004        Triad      RB Capital &     Corporate Capital
                           Industries, Inc.  Equities, Inc.     Formation, Inc.



Total Revenue                     $       0    $ 179,435    $  18,278
Costs of Revenues                        (0)     (41,651)      (9,477)
                  --------------------------------------------------------------
                  --------------------------------------------------------------

Gross Profit                              0      137,784        8,801
Total Operating Costs              (178,525)    (148,268)     (19,101)
                  --------------------------------------------------------------
                  --------------------------------------------------------------

Operating income (loss)            (178,525)     (10,484)     (10,300)

Total other income & (expenses)      10,894          480        3,445

                  --------------------------------------------------------------
                  --------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $(167,631)   $ (10,004)   $  (6,855)
                  ==============================================================
                  ==============================================================


For the Year Ended 2003          Triad        RB Capital &    Corporate Capital
                         Industries, Inc.    Equities, Inc.   Formation, Inc.



Total Revenue                     $  88,291    $ 125,766    $  13,114
Costs of Revenues                   (64,007)     (53,700)      (4,834)
                  --------------------------------------------------------------
                  --------------------------------------------------------------

Gross Profit                         24,284       72,066        8,281
Total Operating Costs              (161,777)    (232,167)     (24,337)
                  -------------------------------------------------------------
                  ------------------------------------------------------------

Operating income (loss)            (137,493)    (160,101)     (16,056)

Total other income & (expenses)    (356,996)     (14,224)           8

                  --------------------------------------------------------------
                  -------------------------------------------------------------
Income (loss) before income tax
and extraordinary items           $(494,489)   $(174,325)   $ (16,046)
                  ==============================================================
                  ==============================================================


In accordance with FASB 131 paragraph 18 the Company is reporting the information of their operating segments that meet the quantitative thresholds.

The above numbers do not include the elimination entry required under GAAP for the year ended December 31, 2004, there would have been an elimination entry that decreased Traid Industries, Inc., general and administrative expenses by $105,000 and decreased RB Capital and Equities, Inc., revenue by $105,000.
The year ended December 31, 2003, there would have been an elimination entry that decreased Traid Industries, Inc., general and administrative expenses by $90,000 and decreased RB Capital and Equities, Inc., revenue by $90,000.

It should be noted that this elimination entry is made on our consolidated balance sheet present herein.


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


NOTE 13.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

On January 26, 2004 the Company issued 45,835 shares of common stock for services valued at $0.12 a share.

As of December 31, 2004 the Company had 578,135 shares of common stock issued and outstanding.


NOTE 14.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2004.

(A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 7,500 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 578,135 shares issued and outstanding.

The holders of preferred stock are entitled to receive dividends calculated using an "Available Cash Flow" formula as prescribed by the Certificate of Designation of Preferred Stock. There have not been any dividends declared as of December 31, 2004.

The preferred stock is (1) non-voting; (2) convertible at the second anniversary from issuance on a two for on (2:1) basis to common stock; (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.





NOTE 15.  ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.

As of December 31, 2004 there were no stock options issued or outstanding.

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


                                                               Part III

Item 9.  Directors, Executive Officers, Control Persons

     The following table sets forth information, to the best of the Companies knowledge as of December 31, 2004, with respect to each director, officers, management as a group and principal shareholders of the Issuer who are shareholders of record or own beneficially, 5% or more of any class of the corporation's common stock. As of December 31, 2004, there were 578,135 shares outstanding.

                                             Title of     Amount
Name                             Position      Class     of Shares    Percentage
Linda Bryson,                    President /   Common     62,252(D)        11%
9980 Scripps Vista Way           Director                 44,433 (I)**     7.5%
# 96
San Diego, CA 92131

Michael Kelleher                 Secretary     Common     55,272(D)       9.5%
122 E. Grand Ave                 Director
Escondido, CA 92025

Roger Coleman Jr.*               Director      Common      6,667(D)         1%
2175 Zion Park Blvd                                       22,500 (I)        4%
Springdale, UT 84747

Management as a Group Directly                             124,191         21.5%
                                             Indirectly     66,933         11.5%


Others owning more than 5%

Escondido Capital, Inc**                     Common         28,903           5%
PO Box 506748
San Diego, CA 92150


     The above percentages are based on 578,135 shares of common stock outstanding on December 31, 2004.

     *Mr. Coleman is the President of Coleman Capital that owns 22,500 shares of common stock of Triad Industries, Inc.

      ** Ms. Bryson is an officer and director of Escondido Capital, Inc. which holds 28,903 shares or 5% of Triad Industries, Inc. common stock.

     All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors. It should be noted that the Company has not held an annual meeting in the last year.

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

     The business experience of each of the persons listed above during the past five years is as follows:

         Linda M. Bryson, 46, President / Director

Since 2002, Ms. Bryson, has been the President of Triad Industries, Inc. From 1996 to 2002, Ms. Bryson was the President of RB Capital & Equities, Inc., a corporation in the financial services field, which is owned by Triad Industries, Inc. Currently, she is now the Vice President of RB Capital & Equities, Inc. She has served on the board of Spa International,
 Inc. and is currently the President of Escondido Capital Inc.

         Michael W. Kelleher, 30, Treasurer/ CFO/ Director

Mr. Kelleher received his B.S. degree in accounting from San Diego State University. He is currently the President of RB Capital & Equities, a corporation in the financial services field, which is owned by Triad Industries, Inc.

         Roger Coleman Jr., 52, Director

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

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. Management revising and representations indicate by date filing of holdings as of December 31, 2003 in compliance to 16(a). The officers and directors of the Company filed these reports in March of 2005, in compliance with 16(a) of the exchange act.

Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned or services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2004.

                                                   Restricted
                                                      Stock
Name                      Year   Salary     Bonus    Awards


Linda Bryson, President    2004   54,000    1,000    2,500*
Director                   2003   54,000   41,000    2,500

Michael Kelleher, Treas.   2004   59,469    1,000    2,500*
Director                   2003   55,920   31,000    2,500


Roger Coleman Jr.**        2004        -        -      500*
Director                   2003        -        -      500


     *Directors received $500 for the year ended December 31, 2004. The amount was accrued on the Company's books at year - end and subsequently was retired via a common stock issuance of 3,125 shares of common stock at $.16 to each director.

     *Officers received $2000 for the year ended December 31, 2004. The amount was accrued on the Company's books at year - end and subsequently was retired via a common stock issuance of 12,500 shares of common stock at $.16 to each officer.

Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of December 31, 2004*, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

                                               Amount  Approximate
                             And Nature      Percentage
                             Of Beneficial    of Common
Identity                      Ownership      Stock Owned
Escondido Capital, Inc.**         28,903      5%(I)
Linda Bryson*/**                 106,685     18.5%(II)
Michael Kelleher *                55,272      9.5%(II)

Roger Coleman Jr.*                29,167      5%(II)

Management as a Group Directly   124,191     21.5%(III)
                 Indirectly       66,933     11.5%(III)

    *the above table does not include the stock that was issued in 2005 for officer and director fees that were accrued on the Company's books as of December 31,2004.

    ** Ms. Bryson is an officer and director of Escondido Capital, Inc.

Item 12.  Certain Relationships and Related Transactions


     On, January 24, 2003, the company issued 27,500 shares of common stock at $.20 per share to retire the accrued directors and officers fees for the year ended December 31, 2002.

On January 26, 2004, the Company issued 45,835 shares of common stock to its officers and directors for services that were accrued on the Company's financial statements as of December 31, 2002. Each of the three directors received 4,167 shares of common stock at $.12 per share or directors fees of $500. Each of the two officers received 16,667 common shares at $.12 per share or officers fees of $2000. Total consideration was $5,500.

The above issuances of common stock was issued under section 4(2) of the 1933 Securities Act and bears a restrictive legend.

     Triad Industries, Inc. pays a management fee to RB Capital & Equities in the amount of $15,000 per month.

Item 13.  Exhibits and Reports on 8-K
23.1             Consent Letter
31.1             Certification
31.2             Certification
99.1             Section 906 Certification of Linda Bryson
99.2             Section 906 Certification of Michael Kelleher

                           List of documents filed as part of this report:
                           (a) Exhibits

June 30, 2003 10QSBA filed by reference on 3/2/2004

December  31, 2003 10KSBA filed by reference on 4/6/2004

March 31, 2004 10QSB filed reference on 5/14/2004

June 30, 2004 10QSB filed by reference on 8/13/2004

September 30, 2004 10QSB filed by refernce on 11/15/2004


ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Armand C. Ibarra, CPA for the audit of the
 Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2003: $5,275; and 2002:
 $9,782.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, for tax compliance, tax advice, and tax planning is as follows: 2004 $1,500 and 2003: $1,500.

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

                                                     TRIAD INDUSTRIES, INC.

                                                     By:_____________________
                                                         Linda Bryson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                            Title                        Date


/S/ Linda Bryson                    President                   3/30/2005
Linda Bryson


/S/ Michael Kelleher              Sec. / Treas. / CFO            3/30/2005
Michael W. Kelleher