Form 10QSB/A
period 2004-03-31
TRIAD INDUSTRIES INC
filed 2005-04-04
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QSB/A
                                                            Amendment No. 1

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

Item 6.               Exhibits and Reports on 8K                       10-S1

                           Signatures                                   S-1

                                                           EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed by the registrant to amend the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed with the Securities and Exchange Commission on May 14, 2004 (the "Initial Report"), solely to correct an error regarding, an eliminating entry not being made correctly. The entry does not affect net income, however it does affect reported revenues and expenses. These corrections are also contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I. Except for the foregoing, no information included in the Initial Report is amended by this Form 10-QSB/A



                          PART 1. FINANCIAL INFORMATION

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
TOTAL LIABILITIES

                         TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                  Consolidated Statements of Operations
                                    Three Months    Three Months
                                       Ended           Ended
                               March 31, March 31,
                                    2004 2003
REVENUES
Consulting income                     $11,300      $37,510
Rental income                               -       38,209
Total Revenues                         11,300       75,719
Costs of revenues                     (13,911)     (17,188)
GROSS PROFIT                          (26,111)      58,531
OPERATING COSTS
Depreciation expense                    3,244       10,005
Administrative expense                 59,277       67,510
Total Operating Costs                  62,521       77,515
OPERATING INCOME (LOSS)               (65,132)     (18,984)
OTHER INCOME & (EXPENSES)
Interest income                           283            1
Other income                              353            -
Net realized gain (loss) on sale
of marketable securities                6,259       (7,032)
Loss in investment                       (800)           -
Interest expense                         (322)     (14,660)
Total Other Income & (Expenses)         5,773      (21,691)
INCOME (LOSS) BEFORE TAXES            (59,359)     (40,675)
INCOME TAX (PROVISION) BENEFIT              -        6,101
NET INCOME (LOSS)                    $(59,359)    $(34,574)
BASIC EARNINGS (LOSS) PER SHARE        $(0.10)      $(0.07)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             565,543      525,272
DILUTED EARNINGS (LOSS) PER SHARE      $(0.10)      $(0.06)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            565,543      540,272

                         TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Comprehensive Income (Loss)
                                                      Three Months  Three Months
                                                           Ended         Ended
                                                         March 31,     March 31,
                                                           2004          2003
Net Income (Loss)                                        $(59,359)    $(34,574)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       (8,976)     (29,137)
Total Other Comprehensive Income (Loss)                    (8,976)     (29,137)
Other Comprehensive Income (Loss) Before Income Taxes      (8,976)     (29,137)
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -        4,371
Total Other Comprehensive Income (Loss)                   $(8,976)    $(24,766)
Total Other Comprehensive (Loss)                        $(662,061)   $(640,614)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 2000 through March 31, 2004
                        Additional Stock Accmulated other
                                  Preferred Preferred  Common     Common
                                   Shares   Stock       Shares    Stock
 Balance, December  31, 2000        42,500   42,500    433,972      433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                     2,500        3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                         7,238        7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                     1,255        1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                        35,000       35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                      45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                           18,000       18

 October 1, 2001 cancellation of
 stock subscription                                    (35,000)     (35)

 Other comprehensive loss December 31, 2001
 Net income for the year ended

 December 31, 2001

 Balance,  December 31, 2001        42,500   42,500    507,965      507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                  (73,165)     (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 for(35,000) (35,000)    70,000       70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002         7,500    7,500    504,800      504

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share              27,500       28

 Other comprehensive loss December 31, 2003

Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003         7,500    7,500    532,300      532

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share              45,835       46

 Other comprehensive loss March 31, 2004

 Net loss for the three months ended
 March 31, 2004

 Balance,  March 31, 2004            7,500  $ 7,500    578,135    $ 578








                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statement of Stockholders' Equity
                  From December 31, 2000 through March 31, 2004
                                               Additional   Stock
                                               Paid-in   Subscription   Retained
                                                 Capital   Receivable   Earnings
Balance, December 31, 2000                    4,460,599   (62,500) (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share               8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                  30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share               3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                 118,965   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                     10,782

October 1, 2001 cancellation of
stock subscription                             (118,965)   119,000

Other comprehensive loss December 31, 2001
Net income for the year ended

December 31, 2001                                                        56,249

Balance, December 31, 2001                    4,615,626   (62,500)     (988,981)


January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share            (29,193)

On October 15, 2002 preferred stock
converted to common stock at 2 for               34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                    (1,457,825)

Balance, December 31, 2002                    4,615,626  (62,500)    (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share         5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                                                      (684,860)

Balance, December 31, 2003                    4,621,098  (62,500)    (3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share         5,454

Other comprehensive loss March 31, 2004

Net loss for the three months ended
March 31, 2004                                                          (59,359)

Balance, March 31, 2004                       4,626,552 $ (62,500)  $(3,191,025)









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


Results of Operations

     For the three months ending March 31, 2004, the Company had a net loss of $59,359 compared to a net loss after income tax provision of $34,574 for the same period of 2003. This loss includes $3,244 in depreciation and amortization expense compared to $10,005 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the first quarter of 2003. Administrative expenses decreased by $8,233 for the first quarter of 2004 compared to the same period of 2003.
The decrease would have been higher, however management attributes this to the Company paying rent in the first quarter of 2004, which it did not due when it held the commercial property. Further contributing to the decrease was the lack of business in the financial services sector which helped drop variable costs.Interest expense decreased approximately $14,300 due to the Company selling the commercial property.

         The Company had revenues of $11,300 for the three months ended March 31, 2004 compared with $75,719 for the same period last year. Revenue from financial services decreased approximately $26,000 for the first three months of the year.



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