Form 10QSB/A
period 2004-06-30
TRIAD INDUSTRIES INC
filed 2005-04-04
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QSB/
                                                   Amendment No. 1

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

Item 6.     Exhibits and Reports on 8K

            Signatures                                                 S-1

                                                   EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed by the registrant to amend the registrant's Quarterly Report on Form 10-QSB for the period ended June 31, 2004, filed with the Securities and Exchange Commission on August 13, 2004 (the "Initial Report"), solely to correct an error regarding, an eliminating entry not being made correctly. The entry does not affect net income, however it does affect reported revenues and expenses. These corrections are also contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I. Except for the foregoing, no information included in the Initial Report is amended by this Form 10-QSB/A.




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

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                            As of          As of
                                           June 30,      December 31,
                                             2004           2003
CURRENT LIABILITIES
Accounts payable                       $    24,993    $    20,456
Loans payable                               62,273         59,612
Line of credit                               3,370          4,354
Client deposits                                600            600
Total Current Liabilities                   91,236         85,022
TOTAL LIABILITIES                           91,236         85,022
STOCKHOLDERS' EQUITY Preferred stock ($1.00 par value, 10,000,000 shares authorized 7,500 shares issued and outstanding for June 30, 2004 and December 31,
2003, respectively)                          7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
578,135 and 532,300 shares
issued and outstanding
as of June 30, 2004 and
December 31, 2003, respectively)               578            532
Additional paid-in capital               4,626,552      4,621,098
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (693,875)      (653,085)
Retained earnings (deficit)             (3,248,121)    (3,131,666)
Total Stockholders' Equity                 630,135        781,879
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $   721,371    $   866,901

                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations
                                  Six Months    Six Months
                                     Ended        Ended
                                June 30, June 30,
                                    2004 2003
REVENUES
Consulting income                   $  19,394    $  85,205
Rental income                               -       74,319
Total Revenues                         19,394      159,524
Costs of revenues                     (22,945)     (31,143)
GROSS PROFIT                           (3,551)     128,381
OPERATING COSTS
Depreciation expense                    3,409       21,579
Administrative expense                113,808      147,499
Total Operating Costs                 117,217      169,078
OPERATING INCOME (LOSS)              (120,768)     (40,697)
OTHER INCOME & (EXPENSES)
Interest income                         1,991            3

Other income                              730            -
Other expenses                         (2,800)      (1,250)
Net realized gain (loss) on sale
of marketable securities                5,600       (4,597)
Loss in investment (see note 9)          (792)      (5,721)
Interest expense                         (416)     (23,692)
Total Other Income & (Expenses)         4,313      (35,257)
INCOME (LOSS) BEFORE TAXES           (116,455)     (75,954)
INCOME TAX (PROVISION) BENEFIT              -       13,989
NET INCOME (LOSS)                   $(116,455)   $ (61,965
BASIC EARNINGS (LOSS) PER SHARE     $   (0.20)   $   (0.12)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             571,839      528,806
DILUTED EARNINGS (LOSS) PER SHARE   $   (0.20)   $   (0.11)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            586,839      543,806







                                   Three Months  Three Months
                                      Ended         Ended
                                June 30, June 30,
                                    2004 2003
REVENUES
Consulting income                   $   8,094    $  47,695
Rental income                               -       36,110
Total Revenues                          8,094       83,805
Costs of revenues                      (9,034)     (27,135)
GROSS PROFIT                             (940)      56,670
OPERATING COSTS
Depreciation expense                      165       11,574
Administrative expense                 54,531       66,809
Total Operating Costs                  54,696       78,383
OPERATING INCOME (LOSS)               (55,636)     (21,713)
OTHER INCOME & (EXPENSES)
Interest income                         1,708            2
Other income                              377            -
Other expenses                         (2,800)      (1,250)
Net realized gain (loss) on sale
of marketable securities                 (659)       2,435
Loss in investment (see note 9)             8       (5,721)
Interest expense                          (94)      (9,032)
Total Other Income & (Expenses)        (1,460)     (13,566)
INCOME (LOSS) BEFORE TAXES            (57,096)     (35,279)
INCOME TAX (PROVISION) BENEFIT              -        5,291
NET INCOME (LOSS)                   $ (57,096)   $ (29,988)
BASIC EARNINGS (LOSS) PER SHARE     $   (0.10)   $   (0.06)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             578,135      532,300
DILUTED EARNINGS (LOSS) PER SHARE   $   (0.10)   $   (0.05)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            593,135      547,300

                 TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statement of Comprehensive Income (Loss)
                                                        Six Months   Six Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                           2004          2003
Net Income (Loss) - Net of Tax                          $(116,455)   $ (61,965)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                      (40,789)     (28,846)
Total Other Comprehensive Income (Loss)                   (40,789)     (28,846)
Other Comprehensive Income (Loss) Before Income Taxes (40,789) (28,846) Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -        4,323
Total Other Comprehensive Income (Loss)                 $ (40,789)   $ (24,523)






Net Income (Loss) - Net of Tax                          $(57,096)   $(29,988)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                     (31,814)      6,012
Total Other Comprehensive Income (Loss)                  (31,814)      6,012
Other Comprehensive Income (Loss) Before Income Taxes    (31,814)      6,012
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                -        (902)
Total Other Comprehensive Income (Loss)                 $(31,814)   $  5,110

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


Results of Operations

     For the three months ending June 30, 2004, the Company had a net loss of $57,906 compared to a net loss before taxes of $35,279 for the same period of 2003. This loss includes $165 in depreciation and amortization expense compared to $11,574 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the second quarter of 2003. Administrative expenses decreased by $12,278 for the second quarter of 2004 compared to the same period of 2003. Management attributes this to the lack of business in the financial services sector. Interest expense decreased approximately $8,938 due to the Company selling the commercial property.

     The Company had revenues of $8,094 for the three months ended June 30, 2004 compared with $83,805 for the same period last year. However, when comparing revenues from the financial services sector for the three months ending June 30, 2004 to the same period the year before, revenues decreased by approximately $40,000.

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

     For the six months ending June 30, 2004, the Company had a net loss of $116,455 compared to a net loss before taxes of $75,954 for the same period of 2003. This loss includes $3,409 in depreciation and amortization expense compared to $21,579 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the first six months of 2003. Administrative expenses decreased by $33,691 for the first six months of 2004 compared to the same period of 2003. Management attributes this to the lack of business in the financial services sector. Interest expense decreased approximately $23,276 due to the Company selling the commercial property. For the first six months of 2004, the Company had a gain of $5,600 from the sale of securities, compared to a net loss of $4,597 for the same period the year before. Also, the Company had a loss from investment of $792, compared to a loss of $5,721 for the same period the year before.

     The Company had revenues of $19,394 for the six months ended June 30, 2004 compared with $159,324 for the same period last year. However, when comparing revenues from the financial services sector for the three months ending June 30, 2004 to the same period the year before, revenues decreased by approximately $65,811.

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



                                                    TRIAD INDUSTRIES, INC.


                                             Dated: August 10, 2004

                                              By:/S/ Linda Bryson
                                                     Linda Bryson
                                                     President, Director





                                               By:/S/ Michael Kelleher
                                                      Michael Kelleher
                                                      Secretary, Treasurer and
                                                      Director

Management attributes this
to the lack of business in the financial services sector.


EXHIBIT 31.1

                         CERTIFICATION OF THE PRESIDENT

I, Linda Bryson, President of Triad Industries, Inc. certify that:


(1) I have reviewed this periodic report on Form 10-QSB of Triad Industries, Inc;

(2) Based on my knowledge, this periodic report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

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

                                                         /s/ Linda Bryson
Date: August 10, 2004                         --------------------
                                                            Linda Bryson
                                                            President







EXHIBIT 31.2
                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

     I, Michael Kelleher, Chief Financial Officer of Triad Industries, Inc. certify that:

(1) I have reviewed this periodic report on Form 10-QSB of Triad Industries, Inc; (2) Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report;

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


DateAugust 10, 2004                  /s/ Michael Kelleher
                                        -----------------
                                        Michael Kelleher
                                        Chief Financial Officer


EXHIBIT 99.1

                  SECTION 906 CERTIFICATION OF LINDA BRYSON


                        CERTIFICATION OF PERIODIC REPORT

     In connection with the Periodic Report of Triad Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Bryson, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 10, 2004        By: /s/ Linda Bryson
                                  -------------------
                                  Linda Bryson
                                    President



  EXHIBIT 99.2

                   SECTION 906 CERTIFICATION OF MICHAEL KELLEHER


                        CERTIFICATION OF PERIODIC REPORT

     In connection with the Periodic Report of Triad Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Kelleher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1.) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2004          By: /s/ Michael Kelleher
                                       -----------------
                                       Michael Kelleher
                                       Chief Financial Officer