Form 10QSB/A
period 2004-09-30
TRIAD INDUSTRIES INC
filed 2005-04-04
CIK 1092105

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QSB/A
                                                   Amendment No. 1

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

                           Signatures                                    S-1

                                                               EXPLANATORY NOTE
This Amendment No. 1 on Form 10-QSB/A is being filed by the registrant to amend the registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004 (the "Initial Report"), solely to correct an error regarding, an eliminating entry not being made correctly. The entry does not affect net income, however it does affect reported revenues and expenses. These corrections are also contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I. Except for the foregoing, no information included in the Initial Report is amended by this Form 10-QSB/A.



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


- ----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

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

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                     Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     As of              As of
                                                  September 30,     December 31,
                                                      2004                2003
CURRENT LIABILITIES
Accounts payable                                   $    20,763      $    20,456
Loans payable                                           60,530           59,612
Line of credit                                           2,751            4,354
Client deposits                                            600              600
Total Current Liabilities                               84,644           85,022
TOTAL LIABILITIES                                       84,644           85,022
STOCKHOLDERS' EQUITY Preferred stock ($1.00 par value, 10,000,000 shares authorized 7,500 shares issued and outstanding for September 30, 2004 and
December 31, 2003, respectively)                         7,500            7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
578,135 and 532,300 shares
issued and outstanding
as of September 30, 2004 and
December 31, 2003, respectively)                           578              532
Additional paid-in capital                           4,626,552        4,621,098
Stock subscription receivable                          (62,500)         (62,500)
Accumulated other comprehensive loss                  (707,439)        (653,085)
Retained earnings (deficit)                         (3,256,084)      (3,131,666)
Total Stockholders' Equity                             608,607          781,879
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                             $   693,251      $   866,901

                TRIAD INDUSTRIES, INC.
       (Formerly RB Capital & Equities, Inc.)
       Consolidated Statements of Operations
                                       Nine Months     Nine Months
                                          Ended          Ended
                           September 30, September 30,
                                    2004 2003
REVENUES
Consulting income                      $  70,917    $ 112,989
Rental income                                  -       86,371
Total Revenues                            70,917      199,360
Costs of revenues                        (37,653)     (46,037)
GROSS PROFIT                              33,264      153,323
OPERATING COSTS
Depreciation expense                       5,515       34,039
Administrative expense                   161,935      369,954
Total Operating Costs                    167,450      403,993
OPERATING INCOME (LOSS)                 (134,186)    (250,670)
OTHER INCOME & (EXPENSES)
Interest income                            3,308          112
Other income                               1,098            -
Other expenses                                 -       (5,459)
Net realized gain (loss) on sale
of marketable securities                   7,623       (5,924)
Loss in investment (see note 9)           (1,765)      (5,721)
Interest expense                            (496)     (60,294)
Net gain (loss) on disposable assets           -      573,014
Total Other Income & (Expenses)            9,768      495,728
INCOME (LOSS) BEFORE IMPAIRMENT LOSS    (124,418)     245,058
IMPAIRMENT LOSS (See Note 12)                  -     (834,691)
INCOME (LOSS)                          $(124,418)   $(589,633)
BASIC EARNINGS (LOSS) PER SHARE         $  (0.22)  $   (1.11)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                573,953      529,983
DILUTED EARNINGS (LOSS) PER SHARE     $   (0.21)  $   (1.08)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING               588,953      543,806


                                      Three Months    Three Months
                                        Ended           Ended
                           September 30, September 30,
                                    2004 2003
REVENUES
Consulting income                      $  51,523    $  27,784
Rental income                                  -       12,052
Total Revenues                            51,523       39,836
Costs of revenues                        (14,708)     (14,894)
GROSS PROFIT                              36,815       24,942
OPERATING COSTS
Depreciation expense                       2,106       12,460
Administrative expense                    48,127      222,455
Total Operating Costs                     50,233      234,915
OPERATING INCOME (LOSS)                  (13,418)    (209,973)
OTHER INCOME & (EXPENSES)
Interest income                            1,317          109
Other income                                 368            -
Other expenses                             2,800       (4,209)
Net realized gain (loss) on sale
of marketable securities                   2,023       (1,327)
Loss in investment (see note 9)             (973)           -
Interest expense                             (80)     (36,602)
Net gain (loss) on disposable assets           -      573,014
Total Other Income & (Expenses)            5,455      530,985
INCOME (LOSS) BEFORE IMPAIRMENT LOSS      (7,963)     321,012
IMPAIRMENT LOSS (See Note 12)                  -     (853,003)
INCOME (LOSS)                          $  (7,963)   $(531,991)
BASIC EARNINGS (LOSS) PER SHARE        $   (0.01)   $   (1.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                578,135      532,300
DILUTED EARNINGS (LOSS) PER SHARE      $   (0.01)   $   (0.97)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING               593,135      547,300

                  TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
  Consolidated Statement of Comprehensive Income (Loss)
                      Nine Months   Nine Months   Three Months     Three Months
                          Ended         Ended         Ended          Ended
                       September 30,  September 30, September 30,  September 30,
                          2004           2003            2004           2003
Net Income (Loss)
Net of Tax                  $    (124,418) $ (589,633) $ (7,963) $   (531,991)
Other Comprehensive
Income (Loss) :
Unrealized gain
(loss) on securities              (54,354)    (15,743)    (37,578)     13,103
Total Other Comprehensive
Income (Loss)                     (54,354)    (15,743)    (37,578)     13,103
Other Comprehensive Income
(Loss) Before Income Taxes        (54,354)    (15,743)    (37,578)     13,103
Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)             -           -           -        (902)
Total Other Comprehensive
Income (Loss)                $    (54,354) $  (15,743) $  (37,578) $    12,201

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

Results of Operations

For the three months ending September 30, 2004, the Company had a net loss of $7,963 compared to a net loss of $531,991 for the same period of 2003. The major factor contributing to the decrease in the net loss when comparing the same period of 2004 to 2003, is that in 2003 the Company recognized the impairment loss on a tax benefit it was carrying in the amount of $853,003. This loss includes $2,160 in depreciation and amortization expense compared to $12,460 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the third quarter of 2003. Administrative expenses decreased by $174,328 for the third quarter of 2004 compared to the same period of 2003. The sale of the commercial building in the beginning of the quarter was the biggest influence in the decreasing of general and administrative fees. Interest expense decreased approximately $36,522 due to the Company selling the commercial property.

         The Company had revenues of $51,523 for the three months ended September 30, 2004 compared with $27,784 for the same period last year.

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

         For the nine months ending September 30, 2004, the Company had a net loss of $124,418 compared to a net loss of $589,633 for the same period of 2003. The major factor contributing to the decrease in the net loss when comparing the same period of 2004 to 2003, is that in 2003 the Company recognized the impairment loss on a tax benefit it was carrying in the amount of $853,003. This loss includes $5,515 in depreciation and amortization expense compared to $34,039 for the same period of 2003. Depreciation and Amortization dropped due to the Company selling the commercial property which was held in the first six months of 2003. Administrative expenses decreased by $208,019 for the first nine months of 2004 compared to the same period of 2003. The sale of the commercial building in the beginning of the quarter was the biggest influence in the decreasing of general and administrative fees. Interest expense decreased $59,798 due to the Company selling the commercial property. For the first nine months of 2004, the Company had a gain of $7,623 from the sale of securities, compared to a net loss of $5,924 for the same period the year before. Also, the Company had a loss from investment of $1,765, compared to a loss of $5,721 for the same period the year before. The Company also had interest income of $3,308 for the first nine months of 2004, compared to interest income of $112 for the same period of 2003.

         The Company had revenues of $70,917 for the nine months ended September 30, 2004 compared with $112,989 for the same period last year.

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