Form 10QSB
period 2005-03-31
TRIAD INDUSTRIES INC
filed 2005-05-16
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2005
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.


               Class                          Outstanding as of March 31, 2005
         Common Stock, $0.001                              612,510

                                TABLE OF CONTENTS


                                    PART 1. FINANCIAL INFORMATION

                           Heading                                Page

Item 1.  Consolidated Financial Statements                         1-2

Consolidated Balance Sheets March 31, 2005
And December 31, 2004                                              3-4

Consolidated Statements of Operations three months
Ended March 31, 2005 and 2004                                      5

Consolidated Statements of Comprehensive Income (Loss)             6

Consolidated Statements of Stockholders Equity                     7

Consolidated Statements of Cash Flows three months
Ended March 31, 2005 and 2004                                      8

Notes to Consolidated Financial Statements                         9

Item 2. Managements Discussion and Analysis and
Result of Operations                                               10

Item 3. Controls and Procedures                                    11


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                         11

Item 2. Changes in Securities                                     11

Item 3. Defaults Upon Senior Securities                           12

Item 4. Submission of Matter to be a Vote of Securities Holders   12

Item 5. Other Information on Form 8-K                             12

Item 6. Exhibits and Reports on 8K                                12

Signatures                                                        S-1

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement


            The accompanying un-audited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

            The un-audited balance sheet of the Company as of March 31, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 and the statement of stockholders equity for the period of December 31, 2000 to March 31, 2005 are included in this document.

            Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                           TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Notes to the Consolidated Financial Statements
                              As of March 31, 2004
8

                      371 "E" Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
To the Board of Directors of
Triad Industries, Inc.



INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying balance sheets of Triad Industries, Inc. (A Development Stage Company) as of March 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2005 and 2004; and for the period from October 15, 1999 (inception) through March 31, 2005 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


----------------------------
Armando C. Ibarra, CPA-APC

May 9, 2005
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets
                             ASSETS
                                              As of       As of
                                             March 31,  December 31,
                                               2005       2004
CURRENT ASSETS
Cash                                         $125,963   $196,444
Accounts receivable                           124,418     61,566
Available for sale securities (see note 8)     30,732     42,102
Trading securities (see note 9)               116,710    121,768
Prepaid expenses                               11,688      8,987
Loan receivable                                     -     73,989
Total Current Assets                          409,511    504,856
NET PROPERTY & EQUIPMENT                       29,391     31,124
OTHER ASSETS
Investment in other companies                 120,365    120,365
Total Other Assets                            120,365    120,365
TOTAL ASSETS                                 $559,267   $656,345

                           TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                         Consolidated Balance Sheets
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                              As of           As of
                                            March 31,      December 31,
                                              2005           2004
CURRENT LIABILITIES
Accounts payable                         $    19,766    $    31,432
Loans payable                                 54,036         63,717
Line of credit                                 1,593          1,993
Client deposits                                  600            600
Income tax payable                                 -              -
Total Current Liabilities                     75,995         97,742
TOTAL LIABILITIES                             75,995         97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value,
10,000,000 shares
authorized 7,500 shares issued
and outstanding for
March 31, 2004 and
December 31, 2003)                             7,500          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized

612,510 and 578,135 shares issued
and outstanding
as of March 31, 2004 and
December 31, 2003, respectively)                 612            578
Additional paid-in capital                 4,632,018      4,626,552
Treasury stock (4,500 shares at $2.44)       (11,000)             -
Stock subscription receivable                (62,500)       (62,500)
Accumulated other comprehensive loss        (708,740)      (697,371)
Retained earnings (deficit)               (3,374,618)    (3,316,156)
Total Stockholders' Equity                   483,272        558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                   $   559,267    $   656,345

                        TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Operations
                                 Three Months      Three Months
                                     Ended             Ended
                                    March 31,        March 31,
                                      2005              2004
REVENUES
Consulting income                   $  12,050    $  11,300
Total Revenues                         12,050       11,300
Costs of revenues                      (3,755)     (13,911)
GROSS PROFIT                            8,295       (2,611)
OPERATING COSTS
Bad debt expense                            -            -
Depreciation expense                    1,733        3,244
Administrative expense                 57,834       59,277
Total Operating Costs                  59,567       62,521
OPERATING INCOME (LOSS)               (51,272)     (65,132)
OTHER INCOME & (EXPENSES)
Interest income                         1,187          283
Other income                              263          353
Other expenses                              -            -
Net realized gain (loss) on sale
of marketable securities                4,638        4,509
Net realized gain (loss) on
security valuation (trading sec.)     (13,278)       1,750
Loss in investment                          -         (800)
Interest expense                            -         (322)
Total Other Income & (Expenses)        (7,190)       5,773
NET INCOME (LOSS)                   $ (58,462)   $ (59,359)
BASIC EARNINGS (LOSS) PER SHARE     $   (0.10)   $   (0.10)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             604,521      565,543
DILUTED EARNINGS (LOSS) PER SHARE   $   (0.09)   $   (0.10)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            626,238      580,543

                       TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
        Consolidated Statements of Comprehensive Income (Loss)
                                         Three Months  Three Months
                                            Ended          Ended
                                           March 31,      March 31,
                                            2005           2004
Net Income (Loss)                         $ (58,462)   $ (59,359)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities        (11,369)      (8,976)
Total Other Comprehensive Income (Loss)     (11,369)      (8,976)
Total Other Comprehensive Income (Loss)   $ (11,369)   $  (8,976)
Total Other Comprehensive (Loss)          $(708,740)   $(662,061)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Stockholders' Equity
                  From December 31, 2000 through March 31, 2005


                               PreferredPreferred Common    Common Treasury
                                Shares   Stock    Shares   Stock     Stock


 Balance, December  31, 2000     42,500   42,500  433,972      433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                2,500        3

 Stock issued on January 18, 2001 for
management fees @ $4.19 a share                    7,238        7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                1,255        1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                   35,000       35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                      18,000       18
 October 1, 2001 cancellation of
 stock subscription                               (35,000)     (35)

Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001     42,500   42,500  507,965      507         -

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share             (73,165)     (73)

 On October 15, 2002 preferred stock
converted to common stock at 2 (35,000)t(35,000)  70,000       70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
December 31, 2002

 Balance,  December 31, 2002      7,500    7,500  504,800      504         -

Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share         27,500       28

 Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003      7,500    7,500  532,300      532         -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         45,835       46

 Other comprehensive loss December 31, 2004

Net loss for the year ended
 December 31, 2004

  Balance,  December 31, 2004     7,500    7,500  578,135      578         -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         34,375       34

Treasury stock                                                       (11,000)

 Other comprehensive loss March 31, 2005

 Net loss for the three months ended
 March 31, 2005

 Balance,  March 31, 2005         7,500  $ 7,500  612,510    $ 612 $ (11,000)
-


                                           Additional   Stock          Retained
                                             Paid In   Subscription    Earnings
                                            Capital    REeceivable     (Deficit)

Balance, December 31, 2000                 4,460,599    (62,500)   (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share         8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share             30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share         3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share           118,965     (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share            95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                 10,782
October 1, 2001 cancellation of
stock subscription                         (118,965)    119,000

Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                            -             -         56,249

Balance, December 31, 2001                  4,609,889    (62,500)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share         (29,193)

On October 15, 2002 preferred stock
converted to common stock at
 2 (35,000)t(35,000)                         34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                             -             -        (1,457,825)

Balance, December 31, 2002                  4,615,626   (62,500)    (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share  5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                             -             -        (684,860)

Balance, December 31, 2003                4,621,098     (62,500)   (3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share     5,454

Other comprehensive loss December 31, 2004

Net loss for the year ended
December 31, 2004                             -             -        (184,490)

Balance, December 31, 2004                  4,626,552    (62,500)  (3,316,156)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share     5,466

Treasury stock

Other comprehensive loss March 31, 2005

Net loss for the three months ended
March 31, 2005                                 -             -        (58,462)


Balance, March 31, 2005                   $ 4,632,018   $ (62,500)  $(3,374,618)






                                                        Accumulated
                                                        Other
                                                     Comprehensive     Total
                                                       Income/Loss)


Balance, December 31, 2000                                (27,122) 3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                         -         8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                             -        30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                         -         3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                             -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                           -        96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                -        10,800
October 1, 2001 cancellation of
stock subscription                                          -             -

Other comprehensive loss December 31, 2001            (83,991)      (83,991)

Net income for the year ended
December 31, 2001                                           -        56,249

Balance, December 31, 2001                               (111,113) 3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                        -       (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 (35,000)t(35,000)       70,000             -

Other comprehensive loss December 31, 2002           (529,501)     (529,501)

Net loss for the year ended
December 31, 2002                                           -    (1,457,825)

Balance, December 31, 2002                             (640,614) 1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share                   -         5,500

Other comprehensive loss December 31, 2003            (12,471)      (12,471)

Net loss for the year ended
December 31, 2003                                           -      (684,860)

Balance, December 31, 2003                           (653,085)      781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                   -         5,500

Other comprehensive loss December 31, 2004            (44,286)      (44,286)

Net loss for the year ended
December 31, 2004                                           -      (184,490)

Balance, December 31, 2004                           (697,371)      558,603

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                   -         5,500

Treasury stock                                              -       (11,000)

Other comprehensive loss March 31, 2005               (11,369)      (11,369)

Net loss for the three months ended
March 31, 2005                                              -       (58,462)

Balance, March 31, 2005                               $ (708,740) $ 483,272

                           TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                   Consolidated Statements of Cash Flows
                                               Three Months   Three Months
                                                  Ended           Ended
                                                March 31,        March 31,
                                                  2005             2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $ (58,462)   $ (59,359)
Adjustments to reconcile net
income to net
cash provided by (used in)
operating activities:
Depreciation expense                               1,733        3,244
Common stock issued for accrued services           5,500        5,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable       (62,852)        (649)
(Increase) decrease in prepaid expenses           (2,701)     (40,000)
(Increase) decrease in loan receivable            73,989            -
Increase (decrease) in accounts payable          (11,666)       2,044
Net (gain) / loss on investments                       -          800
Net Cash Provided by (Used in)
Operating Activities                             (54,458)     (88,420)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                     5,058        3,040
Net Cash Provided by (Used in)
Investing Activities                               5,058        3,040
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit                          (400)        (428)
Payments on loan payable                          (9,681)         400
Change in paid in capital                              -            -
Treasury stock                                   (11,000)           -
Net Cash Provided by (Used in)
Financing Activities                             (21,081)         (28)
Net Increase (Decrease) in Cash                  (70,481)     (85,408)
Cash at Beginning of Period                      196,444      411,614
Cash at End of Period                          $ 125,963    $ 326,206
Supplemental Cash Flow Disclosures:
Cash paid during period for interest  $                -    $     322
Cash paid during period for taxes     $            $                -
Schedule of Non-Cash Activities:
Common stock issued for accrued services       $   5,500    $   5,500
                                                                    -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

            As of March 31, 2005, the Company has $409,511 in total current assets, compared to total current assets of $504,856 as of December 31, 2004. The major factor in the reduction of current assets was the use of cash in operations to fund the financial services operation and legal costs. Currently the current assets are comprised of $125,963 in cash, $124,418 in accounts receivable, $30,732 in available for sale securities, $116,710 in trading securities and $11,688 in prepaid expenses.

             As of March 31, 2005, the Company has $75,995 in total current liabilities compared to $97,742 as of December 31, 2003. Accounts payable decreased $11,666 and loans payable decreased $9,681 which accounts for most of the change.


Results of Operations

             For the three months ending March 31, 2005, the Company had a net loss of $58,462 compared to a net loss of $59,359 for the same period of 2004. This loss includes $1,733 in depreciation and amortization expense compared to $3,244 for the same period of 2004. Administrative expenses decreased by $1,443 for the first quarter of 2005 compared to the same period of 2004. The Company had a gain on the sale of marketable securities of $4,638 compared to a gain of $4,509 for the same period of 2004. The Company recognized a loss from marketable security valuation if their trading securities of $13,278 compared to a gain of $1,750 for the same period the year before. Further contributing to the net loss was the lack of business in the financial services sector.

            The Company had revenues of $12,050 for the three months ended March 31, 2005 compared with $11,300 for the same period last year.

            Management is still unhappy with the performance of the financial services sector. Management had hoped that a steadying of the financial markets would lead more companies to go public. However, the financial markets are still choppy, which in the opinion of management causes smaller companies to hesitate achieving public status due to market uncertainty.

Net Operating Loss

            The Company has accumulated approximately $3,374,618 of net operating loss carry-forwards as of March 31, 2005, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

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


Item 3. Controls and Procedures

            The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


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

         The Company believes the alleged claims are baseless. Management believes the Company will be successful in defending itself. Therefore, no accrual or charge has been made in the Company's financial statements to reflect these proceedings. The Company did pay $11,000 to Kevin Smith to settle part of the original complaint pertaining to the re-issuance of stock without it's restrictive legend. The Company re-acquired the holdings of Mr. Smith and Canyon Capital Marketing, Inc., A total of 4,500 shares of common stock for proceeds of the $11,000 mentioned above and the Company has classified this transaction under treasury stock. To date the Company has incurred costs of approximately $45,000 pertaining to this action.


 ITEM 2. CHANGES IN SECURITIES

     On March 15, 2005, the Company issued 34,375 shares of common stock to its officers and directors for services that were accrued on the Company's financial statements as of December 31, 2004. Each of the three directors received 3,125 shares of common stock at $.16 per share or directors fees of $500. Each of the two officers received 12,500 common shares at $.12 per share or officers fees of $2000. Total consideration was $5,500. The common stock was issued under section 4(2) of the 1933 Securities Act and bears a restrictive legend.

As of March 31, 2005, the Company has 612,510 shares of common stock issued and outstanding.

Furthermore, in conjunction with the legal matters above, the Company re-acquired the holdings of Mr. Smith and Canyon Capital Marketing, Inc. A total of 4,500 shares of common stock were acquired for $11,000 and the Company has classified this transaction under treasury stock


 ITEM 3. DEFAULTS UPON SENIOR SECURITES

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



                                            TRIAD INDUSTRIES, INC.


                                             Dated: May 11, 2005

                                                By:_____________________
                                                   Linda Bryson
                                                   President, Director



                                             Dated: May 11, 2005

                                               By:_____________________
                                                  Michael Kelleher
                                                  Secretary, Treasurer and
                                                  Director