Form 10QSB
period 2005-06-30
TRIAD INDUSTRIES INC
filed 2005-08-12
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

      (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                               15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the quarter report ended June 30, 2005
                                       or

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


  Class                                       Outstanding as of June 30, 2005
 Common Stock,
$0.001                                                   623,970

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                                    Page

Item 1.     Consolidated Financial Statements                              1-2

                Consolidated Balance Sheets June 30, 2005
                And December 31, 2004                                      3-4

               Consolidated Statements of Operations for the six months
               Ended June 30, 2005 and 2004                                5

               Consolidated Statements of Comprehensive Income (Loss)      6

               Consolidated Statements of Stockholders Equity              7

               Consolidated Statements of Cash Flows for the six months
               Ended June 30, 2005 and 2004                                8

               Notes to Consolidated Financial Statements                  9

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                      10-11

Item 3.     Controls and Procedures                                       11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             11

Item 2.    Changes in Securities
               Defaults Upon Senior Securities                            11

Item 4.     Submission of Matter to be a Vote of Securities Holders       12

Item 5.     Other Information on Form 8-K                                 12

Item 6.     Exhibits and Reports on 8K                                    12
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

     The un-audited balance sheet of the Company as of June 30, 2005, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2005 and June 30, 2004 and the statement of stockholders equity for the period of December 31, 2000 to June 30, 2005 are included in this document.

     Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Armando C. Ibarra, C.P.A.
Public Accountants
Armando Ibarra, Jr., C.P.A., JD


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
Escondido, CA  92025


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of June 30, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the six and three months ended June 30, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Triad Industries, Inc.

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

/S/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

August 8, 2005
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS
                                                          As of           As of
                                                        June 30,    December 31,
                                                           2005          2004
CURRENT ASSETS
Cash                                                   $ 61,272         $196,444
Accounts receivable                                      38,936           61,566
Available for sale securities                            23,398           42,102
Trading securities                                      116,710          121,765
Prepaid expenses                                          8,988            8,987
Loan receivable                                          82,660           73,989
Total Current Assets                                    331,964          504,853
NET PROPERTY & EQUIPMENT                                 28,896           31,124
OTHER ASSETS
Investment in other companies                           120,365          120,365
Total Other Assets                                      120,365          120,365
TOTAL ASSETS                                           $481,225         $656,342

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
-                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         As of          As of
                                                       June 30,     December 31,
                                                         2005             2004
CURRENT LIABILITIES
Accounts payable                                   $    19,229      $    31,432
Loans payable                                           51,031           63,717
Line of credit                                             662            1,993
Client deposits                                            600              600
Total Current Liabilities                               71,522           97,742
TOTAL LIABILITIES                                       71,522           97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for
June 30, 2005 and December
31, 2004, respectively)                                  7,500            7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
623,970 and 578,135 shares
issued and outstanding
as of June 30, 2005 and
December 31, 2004, respectively)                           623              578
Additional paid-in capital                           4,632,006        4,626,552
Treasury stock                                         (11,000)               -
Stock subscription receivable                          (62,500)         (62,500)
Accumulated other comprehensive loss                  (703,954)        (697,371)
Retained earnings (deficit)                         (3,452,973)      (3,316,156)
Total Stockholders' Equity                             409,702          558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                             $   481,224      $   656,345

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations
                               Six Months  Six Months  Three Months Three Months
                                  Ended       Ended       Ended        Ended
                                 June 30,    June 30,    June 30,    June 30,
                                    2005        2004        2005       2004
REVENUES
Consulting income              $    25,453 $    19,394 $    13,403 $     8,094
Total Revenues                      25,453      19,394      13,403       8,094
Costs of revenues                  (10,103)    (22,945)     (6,348)     (9,034)
GROSS PROFIT                        15,350      (3,551)      7,055        (940)
OPERATING COSTS
Depreciation expense                 2,228       3,409         495         165
Administrative expense             138,265     113,808      80,431      54,531
Total Operating Costs              140,493     117,217      80,926      54,696
OPERATING INCOME (LOSS)           (125,143)   (120,768)    (73,871)    (55,636)
OTHER INCOME & (EXPENSES)
Interest income                      2,257       1,991       1,070       1,708
Other income                             -         730           -         377
Dividend income                        598         335
Other expenses                           -      (2,800)          -      (2,800)
Net realized
gain (loss)
on sale of marketable
securities                         (14,529)      5,600      (5,889)       (659)
Loss in investment                       -        (792)          -           8
Interest expense                         -        (416)          -         (94)
Total Other Income & (Expenses)    (11,674)      4,313      (4,484)     (1,460)
NET INCOME (LOSS)             $   (136,817)$  (116,455)$  (78,355)$     (57,096)
BASIC EARNINGS
(LOSS) PER SHARE              $    (0.22)  $     (0.20)$    (0.13) $     (0.10)
WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING                        617,639     571,839     623,970     578,135
DILUTED EARNINGS
(LOSS) PER SHARE              $    (0.22) $     (0.20)$    (0.12) $     (0.10)
WEIGHTED AVERAGE
NUMBER OF
DILUTED SHARES
OUTSTANDING                        632,639     586,839     638,970     593,135

              TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statement of Comprehensive Income (Loss)
                                 Six Months         Six Months
                                   Ended               Ended
                                  June 30,           June 30,
                                    2005               2004

Net Income (Loss)
Net of Tax                      $    (136,817) $(116,455)

Other Comprehensive Income (Loss) :
Unrealized gain
(loss) on securities                   (6,583)   (28,846)

Total Other Comprehensive
Income (Loss)                          (6,583)   (28,846)

Other Comprehensive Income (
Loss) Before Income Taxes              (6,583)   (28,846)

Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)                 -      4,323
Total Other Comprehensive
Income (Loss)                    $    (6,583) $  (24,523)



                          Three Months      Three Months
                             Ended             Ended
                            June 30           June 30
                             2005             2004


Net Income (Loss)
Net of Tax                       (78,355) $  (57,096)

Other Comprehensive
Income (Loss) :
Unrealized gain
(loss) on securities                4,786      6,012

Total Other Comprehensive
Income (Loss)                       4,786      6,012

Other Comprehensive Income
(Loss) Before Income Taxes          4,786      6,012

Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)             -       (902)
Total Other Comprehensive
Income (Loss)
                                 $  4,786   $  5,110

   TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
              Consolidated Statements of Stockholders' Equity
                From December 31, 2000 through June 30, 2005

                               PreferredPreferred Common    Common
                                Shares   Stock    Shares     Stock

 Balance, December  31, 2000     42,500   42,500  433,972      433

Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                2,500        3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                    7,238        7

Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                1,255        1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                   35,000       35

Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                 45,000       45

Stock issued on June 22, 2001
 to Directors @ $0.60 a share                      18,000       18

 October 1, 2001 cancellation of
 stock subscription                               (35,000)     (35)

 Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001     42,500   42,500  507,965      507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share             (73,165)     (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 (35,000)t(35,000)  70,000       70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002      7,500    7,500  504,800      504

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share         27,500       28

 Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003      7,500    7,500  532,300      532

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         45,835       46

 Other comprehensive loss December 31, 2004

 Net loss for the year ended
 December 31, 2004

  Balance,  December 31, 2004     7,500    7,500  578,135      578

 Stock issued on January 26, 2005 for
 accrued services rendered @ $0.12 a share         45,835       46

Treasury stock

 Other comprehensive loss June 30, 2005

 Net loss for the six months ended
 June 30, 2005

 Balance,  June 30, 2005          7,500  $ 7,500  623,970    $ 623




                                   Treasury    Treasury  Additional    Stock
                                      Shares     Stock   Paid in   Subscription
                                                        Capital      Receivable


Balance, December
31, 2000                                -          -     4,460,599     (62,500)

Stock issued on January 15, 2001
for consulting
fees @ $3.40 a share                    -          -         8,497           -

Stock issued on January 18, 2001 for
management
fees @ $4.19 a share                    -          -        30,317            -

Stock issued on February 21, 2001
for consulting
fees @ $2.98 a share                    -          -         3,739             -

Stock issued on March 1, 2001 to
management
fees @ $3.40 a share                    -         -       118,965            -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc.
@ $2.13 per share                       -         -        95,955             -

Stock issued on June 22, 2001
to Directors @
$0.60 a share                           -         -        10,782             -

October 1, 2001 cancellation of
stock subscription                      -         -      (118,965)       119,000

Other comprehensive
loss December 31, 2001                  -         -             -             -

Net income for the year ended
December 31, 2001                       -         -             -             -

Balance, December
31, 2001                                -         -     4,609,889       (62,500)

January 1, 2002 sale of Northwest
Medical Clinic,
Inc. @ $0.40 a share                    -        -       (29,193)             -

On October 15, 2002 preferred stock
converted to common stock at 2
for 1 ratio                             -        -        34,930              -

Other comprehensive
loss December 31, 2002                  -        -             -              -

Net loss for the year ended
December 31, 2002                       -        -             -              -

Balance, December
31, 2002                                -        -     4,615,626        (62,500)

Stock issued on January 24, 2003 for
accrued services rendered
@ $0.20 a share                         -        -         5,472              -

Other comprehensive
loss December 31, 2003                  -        -             -              -

Net loss for the year ended
December 31, 2003                       -        -             -             -

Balance, December 31, 2003              -        -     4,621,098       (62,500)

Stock issued on January 26, 2004 for
accrued services rendered
@ $0.12 a share                         -       -         5,454             -

Other comprehensive
loss December 31, 2004                  -        -             -            -

Net loss for the year ended
December 31, 2004                       -        -             -             -

Balance, December
31, 2004                                -        -     4,626,552        (62,500)

Stock issued on January 26, 2005 for
accrued services
rendered @ $0.12 a share                -       -         5,454              -

Treasury stock                        (11)      -             -

Other comprehensive
loss June 30, 2005                      -       -             -             -

Net loss for the
six months ended
June 30, 2005                           -       -             -              -

Balance, June
30, 2005                           $ (11)    $ (10,989)   $ 4,632,006 $ (62,500)




                                            Received     Accumulated
                                            Earnings       Other         Total
                                           (deficit)     Comprehensive
                                                         Income/(Loss)

Balance, December 31, 2000                    (1,045,230)   (27,122)   3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                    -         -         8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -         -        30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -         -         3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -         -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -         -        96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -         -        10,800

October 1, 2001 cancellation of
stock subscription                                     -         -            -

Other comprehensive loss December 31, 2001             -      (83,991)  (83,991)

Net income for the year ended
December 31, 2001                                 56,249         -        56,249

Balance, December 31, 2001                      (988,981)    (111,113) 3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                   -         -      (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2
for 1 ratio                                            -         -            -

Other comprehensive loss December 31, 2002             -     (529,501) (529,501)

Net loss for the year ended
December 31, 2002                             (1,457,825)        -   (1,457,825)

Balance, December 31, 2002                    (2,446,806)    (640,614) 1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share              -         -        5,500

Other comprehensive loss December 31, 2003             -      (12,471)  (12,471)

Net loss for the year ended
December 31, 2003                               (684,860)        -     (684,860)

Balance, December 31, 2003                    (3,131,666)    (653,085)   781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share              -         -         5,500

Other comprehensive loss December 31, 2004             -      (44,286)  (44,286)

Net loss for the year ended
December 31, 2004                               (184,490)        -     (184,490)

Balance, December 31, 2004                    (3,316,156)    (697,371)   558,603

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share              -         -        5,500

Treasury stock                                         -         -      (11,000)

Other comprehensive loss June 30, 2005                 -       (6,583)   (6,583)

Net loss for the six months ended
June 30, 2005                                   (136,817)        -     (136,817)

Balance, June 30, 2005                  $(3,452,973    $  (703,954) $   409,703

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows
                                      Six Months   Six Months  Three Months
                                        Ended        Ended       Ended
                                       June 30,    June 30,       June 30,
                                         2005        2004          2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                $    (136,817)$  (116,455)$  (78,355)
Adjustments to reconcile
net income to net
cash provided by (used in)
operating activities:
Depreciation expense                      2,228       3,409         495
Common stock issued
for services                              5,500       5,500           -
(Increase) decrease in
available for sale securities            12,118      38,949      12,118
Changes in operating assets
and liabilities:                              -
(Increase) decrease
in accounts receivable                   22,630     (99,637)     85,482
(Increase) decrease
in prepaid expenses                           -           -       2,701
(Increase) decrease
in loan receivable                       (8,671)          -     (82,660)
Increase (decrease)
in accounts payable                     (12,203)      4,537        (537)
Increase (decrease)
in security deposits                          -           -           -
Net (gain) / loss
on investments                                -         792           -
Net Cash Provided by
(Used in) Operating Activities         (115,215)   (162,905)    (60,756)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of trading
securities                                5,058      (3,040)          -
Net Cash Provided by
(Used in) Investing Activities            5,058      (3,040)          -
CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on line
of credit                                (1,331)       (984)       (931)
Payments on loan
payable                                 (12,686)      2,661      (3,005)1
Treasury stock                          (11,000)          -           -
Net Cash Provided
by (Used in) Financing Activities       (25,017)      1,677      (3,936)
Net Increase (Decrease) in Cash        (135,172)   (164,268)    (64,691)
Cash at Beginning of Period             196,444     411,614     125,963
Cash at End of Period              $    61,272 $    247,346 $    61,272
Supplemental Cash
Flow Disclosures:
Cash paid during
period for interest                $         - $    23,692 $      (322)
Cash paid during
period for taxes                   $         - $         - $         -
Schedule of Non-Cash
Activities:
Common stock issued
for accrued services               $     5,500 $     5,500 $         -
Common stock received
for services                       $         - $         - $         -







                                        Three Months
                                           Ended
                                          June 30
                                           2004



CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $ (57,096)
Adjustments to reconcile
net income to net
cash provided by (used in)
operating activities:
Depreciation expense                         165
Common stock issued
for services                                   -
(Increase) decrease in
available for sale securities             32,869
Changes in operating assets
and liabilities:
(Increase) decrease
in accounts receivable                   (98,988)
(Increase) decrease
in prepaid expenses                       40,000
(Increase) decrease
in loan receivable                             -
Increase (decrease)
in accounts payable                        2,493
Increase (decrease)
in security deposits                           -
Net (gain) / loss
on investments                                (8)
Net Cash Provided by
(Used in) Operating Activities           (80,565)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of trading
securities                                     -
Net Cash Provided by
(Used in) Investing Activities                 -
CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on line
of credit                                   (556)
Payments on loan
payable                                    2,261
Treasury stock                                 -
Net Cash Provided
by (Used in) Financing Activities          1,705
Net Increase (Decrease) in Cash          (78,860)
Cash at Beginning of Period              326,206
Cash at End of Period                  $ 247,346
Supplemental Cash
Flow Disclosures:
Cash paid during
period for interest                    $   9,032
Cash paid during
period for taxes                   $           -
Schedule of Non-Cash
Activities:
Common stock issued
for accrued services                   $   2,597
Common stock received
for services                       $           -

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of June 30, 2005, the Company has $331,964 in total current assets, compared to total current assets of $504,853 as of December 31, 2004. The major factor in the reduction of current assets was the use of cash in operations to fund the financial services operation. Also, contributing to the use of cash was the Company defending itself in a lawsuit, which was ultimately dropped in late June of 2005. The Company spent approximately $50,000 defending itself. Currently the current assets are comprised of $61,272 in cash, $38,936 in accounts receivable, $23,398 in available for sale securities, $ 8,988 in prepaid expenses, $ 82,660 in loans receivable and $116,710 in trading securities.

     As of June 30, 2005, the Company has $71,522 in total current liabilities compared to $97,742 as of December 31, 2004. Accounts payable decreased approximately $12,260, which accounted for most of the decrease.


Results of Operations

     For the three months ending June 30, 2005, the Company had a net loss of $78,355 compared to a net loss of $57,096 for the same period of 2004. Administrative expenses decreased by approximately $26,500 for the second quarter of 2005 compared to the same period of 2004. The majority of this increase can be attributed to legal fees incurred due to Company defending itself in a lawsuit that was dropped in late June of 2005. Other than this increase operating expenses were very comparable with the same period of the year before.

     The Company had revenues of $13,403 for the three months ended June 30, 2005, compared with $8,094 for the same period last year. This slight increase is still not the increase in the financial services sector that management was hoping for.

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

     For the six months ending June 30, 2005, the Company had a net loss of $136,817 compared to a net loss of $116,455 for the same period of 2004. Administrative expenses increased by approximately $24,500 for the first six months of 2005 compared to the same period of 2004. The majority of this increase can be attributed to legal fees incurred due to Company defending itself in a lawsuit that was dropped in late June of 2005. Other than this increase operating expenses were very comparable with the same period of the year before. Management further attributes this loss to the lack of business in the financial services sector. For the first six months of 2005, the Company had a loss of $14,529 from the sale of securities, compared to a net gain of $5,600 for the same period the year before. Also, the Company had a loss from investment of $792 for the first six months of 2004, compared to $0 for the same period of 2005.

     The Company had revenues of $25,453 for the six months ended June 30, 2005, compared with $19,394 for the same period last year.

Net Operating Loss

     The Company has accumulated approximately $3,452,973 of net operating loss carry-forwards as of June 30, 2005, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

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

Item 3. Controls and Procedures

     The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


                            PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

         The Company was named in a legal proceeding that was filed on October 5, 2004, in the Superior Court of California, County of San Diego, Central Division, case number 836664. The principal parties to this action are the plaintiffs, Kevin Smith and Canyon Capital Marketing, an entity controlled by Smith, and the defendants, Triad Industries, Inc., Golden Age Homes, Inc., Robert M. Bryson and Signature Stock Transfer, Inc.

         The above-mentioned lawsuit was dropped in late June of 2005.


 ITEM 2. CHANGES IN SECURITIES

         None.

     As of June 30, 2005, the Company has 623,970 shares of common stock issued and outstanding.

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


                                                     Dated: August 10, 2005

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