Form 10KSB/A
period 2004-12-31
TRIAD INDUSTRIES INC
filed 2005-10-31
CIK 1092105

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

                                              TRIAD INDUSTRIES, INC.
                                                 TABLE OF CONTENTS


                                                      PART I              Page

Item 1.          Description of Business                                   4
Item 2.          Description of Property                                   8
Item 3.          Legal Proceedings                                         8
Item 4.          Submission of Matter to a Vote of Security Holders        9


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters   9
Item 6.          Managements Discussion and Analysis or Plan of Operation   12
Item 7.          Financial Statements                                       17
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    39
Item 8a.        Controls and Procedures                                     39

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act      39
Item 10.         Executive Compensation                                     42
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                             43
Item 12.        Certain Relationships and Related Transactions              43
Item 13.        Exhibits and Reports on Form 8-K                            43
Item 14.        Accountants                                                 43


SIGNATURES                                                                  S-1

ITEM     1.       Description of Business

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


     The Company had other income of $55,323 in 2003 compared to $0 in 2004 which was earned from the elimination of a debt that was cancelled by another party.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2e, the Company in the past has shown significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

October 21, 2005 (revised)
March 22, 2005
Chula Vista, California

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

     TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
            Consolidated Statements of Stockholders' Equity
                  From December 31, 2000 through December 31, 2004

                                  PreferredPreferred  Common     Common
                                   Shares    Stock    Shares     Stock

 Balance, December  31, 2000        42,500    42,500   433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                     2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                         7,238         7

Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                     1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                        35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                      45,000        45

 Stock issued on June 22, 2001
to Directors @ $0.60 a share                           18,000        18

 October 1, 2001 cancellation of
stock subscription                                    (35,000)      (35)

 Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001

 Balance,  December 31, 2001        42,500    42,500   507,965       507

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share                  (73,165)      (73)

On October 15, 2002 preferred stock
 converted to common stock at 2 for(35,000)  (35,000)   70,000        70

Other comprehensive loss December 31, 2002

Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002         7,500     7,500   504,800       504

 Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share              27,500        28

Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003         7,500     7,500   532,300       532

Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share              45,835        46

 Other comprehensive loss December 31, 2004

 Net loss for the year ended
December 31, 2004

 Balance,  December 31, 2004         7,500   $ 7,500   578,135     $ 578










                              Additional    Stock                  Accmulated
                                Paid-in   Subscription   Retained      Other
                                Capital   Receivable     Earnings  Comprehensive
                                                                Income / (Loss)
Balance, December
31, 2000                    4,460,599       (62,500)   (1,045,230)    (27,122)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a
share                           8,497             -           -             -

Stock issued on January 18, 2001 for
management fees @ $4.19 a
share                         30,317             -         -             -

Stock issued on February 21, 2001
for consulting fees @ $2.98 a
share                          3,739             -          -             -

Stock issued on March 1, 2001 to
management fees @ $3.40 a
 share                       118,965      (119,000)         -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13
 per share                    95,955             -           -             -

Stock issued on June 22, 2001
to Directors @ $0.60 a
 share                        10,782             -           -             -

October 1, 2001 cancellation of
stock subscription           (118,965)      119,000          -             -

Other comprehensive loss
December 31, 2001                 -             -             -       (83,991)

Net income for the year ended
December 31, 2001                 -             -         56,249             -

Balance, December
 31, 2001                 4,609,889       (62,500)      (988,981)     (111,113)

January 1, 2002 sale of Northwest
Medical Clinic, Inc.
 @ $0.40 a share            (29,193)            -             -             -

On October 15, 2002 preferred stock
converted to common
stock at 2 for               34,930             -             -             -

Other comprehensive loss
December 31, 2002                 -             -             -      (529,501)

Net loss for the year ended
December 31, 2002                  -             -            -    (1,457,825)

Balance, December 31, 2002   4,615,626     (62,500)     (2,446,806)  (640,614)

Stock issued on January 24, 2003 for
accrued services rendered
 @ $0.20 a share                5,472             -          -             -

Other comprehensive loss
December 31, 2003                   -             -           -       (12,471)

Net loss for the year ended
December 31, 2003                   -             -       (684,860)          -

Balance, December 31, 2003    4,621,098       (62,500)  (3,131,666)   (653,085)

Stock issued on January 26, 2004 for
accrued services rendered
@ $0.12 a share                  5,454             -           -             -

Other comprehensive loss
December 31, 2004                    -             -           -       (44,286)

Net loss for the year ended
December 31, 2004                    -             -      (184,490)         -

Balance, December 31, 2004       $ 4,626,552 $ (62,500)$(3,316,156) $ (697,371)















                                                 Total

Balance, December 31, 2000                     3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                   30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                      10,800

October 1, 2001 cancellation of
stock subscription                                     -

Other comprehensive loss December 31, 2001       (83,991)

Net income for the year ended
December 31, 2001                                 56,249

Balance, December 31, 2001                     3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share             (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 for                     -

Other comprehensive loss December 31, 2002      (529,501)

Net loss for the year ended
December 31, 2002                             (1,457,825)

Balance, December 31, 2002                     1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share          5,500

Other comprehensive loss December 31, 2003       (12,471)

Net loss for the year ended
December 31, 2003                               (684,860)

Balance, December 31, 2003                       781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share          5,500

Other comprehensive loss December 31, 2004       (44,286)

Net loss for the year ended
December 31, 2004                               (184,490)

Balance, December 31, 2004                   $   558,603

                     TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
               Consolidated Statements of Cash Flows
                                                 Year Ended       Year Ended
                                                December 31,      December 31,
                                                    2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $  (184,490)   $  (684,860)
Depreciation expense                                  4,004         13,514
Common stock issued
for services                                          5,500          5,500
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) decrease in
accounts receivable                                  26,576              -
(Increase) decrease in
advances                                                  -         (5,830)
(Increase) decrease in
prepaid expenses                                     (8,987)             -
(Increase) decrease in
loan receivable                                     (73,989)             -
(Increase) decrease in
escrow account                                            -         10,102
(Increase) decrease in
income tax benefit                                        -        935,343
Increase (decrease) in
accounts payable                                     10,976         (4,631)
Increase (decrease) in
security deposits                                     1,224         (5,711)
Increase (decrease) in
taxes payable                                             -         (6,251)
Valuation of trading
securities                                                -         (7,855)
Net (gain) / loss on
investments                                               -          5,721
Bad debt expense                                          -         14,612
Purchase of trading
securities                                                -       (127,352)

Net Cash Provided by (Used in)
Operating Activities                               (219,186)       142,302
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase)
of fixed assets                                           -      1,026,258
Net Cash Provided by (Used in)
Investing Activities                                      -      1,026,258
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of
credit net of payments                               (2,361)        (2,684)
Proceeds form loan
fees                                                      -          6,902
Proceeds from loan
payable                                               6,377              -
Borrowings from
loans payable                                             -        (46,188)
Proceeds from notes and
mortgages payable                                         -       (734,808)
Net Cash Provided by (Used in)
Financing Activities                                  4,016       (776,778)
Net Increase (Decrease)
in Cash                                            (215,170)       391,782
Cash at Beginning of Year                           411,614         19,832
Cash at End of Year                             $   196,444    $   411,614
Supplemental Cash
Flow Disclosures:
Cash paid during period
for interest                                    $       588    $    60,560
Cash paid during period
for taxes                                 $             $                -
Schedule of Non-Cash
Activities:
Common stock issued
for accured services                            $     5,500    $     5,500

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

                            December 31,   December 31,
                              2004          2003

                     --------------------------------
Equipment
                                        $           $
                                      811         811
Computer
                                   20,438      20,438
Furniture
                                   16,688      16,688
Tenant Improvements                     0
                                                    0
                     --------------------------------
                     --------------------------------
$                                $ 37,937
                                               37,937
Less Accumulated Depreciation      (6,813)     (2,809)
                     --------------------------------
Net Property and Equipment       $ 31,124    $ 35,128
                     ================================

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

                                                   December 31,   December 31,
                                                        2004         2003


Net income (loss) from operations              $         (184,490)  $(684,860)

Basic income / (loss) per share                $                            $
                                                            (0.32)      (1.29)
                                             ==================================
                                             ==================================

Weighed average number of shares outstanding       576,831           530,567

                                             ==================================

As of December 31, 2004 there have not been any preferred dividends issued that would reduce earnings available to common shareholders. Due to the Company having a loss carryforward available to common shareholders the calculation of diluted earnings per share was omitted due to being antidilutive.


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


NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                   Accumulated other
                     Unrealized gain (loss) on     comprehensive income
                            securities                  (loss)
                      ----------------------------------------
                      ----------------------------------------

Beginning balance           $                        $(653,085)
                                                            (0)
Current-period change                     (44,286)     (44,286)
                      ----------------------------------------
                      ----------------------------------------
Ending Balance              $             (44,286)   $(697,371)
                      ========================================

Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.

NOTE 8.  AVAILABLE FOR SALE SECURITIES

At December 31, 2004, the Company held available for sale securities of the following companies:

                         Trading  Trading  Number of  Mkt. Price      FMV
                          Symbol  Market    Shares    At Year End   At Year End
                                  ----------------------------------------------
                                  ----------------------------------------------

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

--------------------------------------------------------------------------------
================================================================================


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

NOTE 9.  TRADING SECURITIES

At December 31, 2004, the Company held trading securities in the following companies:

                                          Number of   Value Price      FMV
                                           Shares     At Year End   At Year End
                                             -----------------------------------

American Online                                200           17.99  3,598
Anheuser Busch                                 100           52.68  5,268
Cisco                                          100           24.23  2,423
Citibank                                       100           48.54  4,854
Coca Cola                                      100           21.87  2,187
Corinthian                                     100           55.51  5,551
Cypress                                        200           21.36  4,272
Dell                                           100           33.98  3,398
Dow Chemical                                   100           41.57  4,157
Ebay                                           100           64.61  6,461
Flowserve                                      100           20.88  2,088
General Electric                               100           30.98  3,098
General Electric                               100           26.12  2,612
Harley Davidson                                100           47.53  4,753
Home Depot                                     100           35.49  3,549
IGN                                            100           27.61  2,761
Intel Corp.                                    200           32.05  6,410
ISHARES                                        300            9.64  2,892
Lowes                                          100           55.39  5,539
Michaels                                       100           44.20  4,420
Microsoft                                      100           27.37  2,737
Newmont                                        100           48.61  4,861
Nike                                           100           68.46  6,846
Nokia                                          100           17.00  1,700
Pepsi                                          100           46.62  4,662
Pfizer                                         100           35.33  3,533
Proctor & Gamble                               100           99.88  9,988
US Bank                                        100           29.78  2,978
Viasat                                         100           19.14  1,914
Walmart                                        100           53.05  5,305
Wells Fargo                                    100           58.89  5,889
Yahoo                                          100           45.03  4,503
  ------------------------------------------------------------------------------
Total                                                          $  121,768
  ==============================================================================

In accordance with SFAS 115 the Company records unrealized gains and losses for trading securities in the statement of operations. Also, in accordance with SFAS 115 the Company's trading securities are reported at market value as of December 31, 2004.

NOTE 10.  INVESTMENTS IN OTHER COMPANIES

At December 31, 2004, the Company held investments in the following companies:

                                        Number of      Value Price     FMV
                                         Shares        At Year End  At Year End
                                      ------------------------------------------

Advanced Interactive Inc.                  5,125             0.97    4,979
American Eagle Financial                  55,000             0.10    5,500
Atlantic & Pacific Guarantee           1,000,000             0.01   18,000
Blue Gold                                125,000             0.01      125
Carrara                                  325,000             0.00      371
Escondido Capital                        629,810             0.06   41,041
International Sports Marketing, Inc.     100,000             0.01    1,000
Love Calendar (Nevada)                   100,000             0.01    1,000
Love Calendar (Utah)                      25,000             1.00   25,000
Love Concepts                            100,000             0.01    1,000
Noble Onie                                25,000             0.10    2,500
Quantum Companies                        110,000             0.01    2,621
Resume Junction                           20,000             0.10    2,000
Spa International                        245,146             0.00        0
Sterling Electronic Commerce             300,000             0.05   15,000
The Shops Network                          5,000             0.10      500
Thunder Mountain                         100,000             0.01    1,000
Trans Pacific Group                      100,000             0.01    1,000

                                    --------------------------------------------
Total                                                            $  120,365
                                    ============================================

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


NOTE 12.  STOCK TRANSACTIONS

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


NOTE 13.  STOCKHOLDERS' EQUITY

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


NOTE 15.  RESTATED FINANCIAL STATEMENTS

The Company's financial statements have been restated to address comments issued by United States Securities and Exchange Commission on September 29, 2005.

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

                                                     TRIAD INDUSTRIES, INC.

                                                     By:/s/ Linda Bryson
                                                         Linda Bryson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                            Title                        Date


by: /S/ Linda Bryson                 President                   3/30/2005
    Linda Bryson


by: /S/ Michael Kelleher             Sec. / Treas. / CFO         3/30/2005
    Michael W. Kelleher