Form 10QSB/A
period 2005-03-31
TRIAD INDUSTRIES INC
filed 2005-10-31
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QSB/A

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

                           TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)

8

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348 Fax: (619) 422-1465
To the Board of Directors of
Triad Industries, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of March 31, 2005, and the related consolidated statements of operations, comprehensive income
(loss), changes in stockholders' equity, and cash flows for the three months ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC

October 21, 2005 (revised)
May 9, 2005
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets
                             ASSETS

                                              As of       As of
                                             March 31,  December 31,
                                               2005       2004
                                             Unaudited

CURRENT ASSETS
Cash                                         $125,963   $196,444
Accounts receivable                           124,418     61,566
Available for sale securities (see note 8)     30,732     42,102
Trading securities (see note 9)               116,710    121,768
Prepaid expenses                               11,688      8,987
Loan receivable                                     -     73,989
Total Current Assets                          409,511    504,856
NET PROPERTY & EQUIPMENT                       29,391     31,124
OTHER ASSETS
Investment in other companies                 120,365    120,365
Total Other Assets                            120,365    120,365
TOTAL ASSETS                                 $559,267   $656,345

                           TRIAD INDUSTRIES, INC.
                    (Formerly RB Capital & Equities, Inc.)
                         Consolidated Balance Sheets
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                              As of           As of
                                            March 31,      December 31,
                                              2005           2004
                                            Unaudited
CURRENT LIABILITIES
Accounts payable                         $    19,766    $    31,432
Loans payable                                 54,036         63,717
Line of credit                                 1,593          1,993
Client deposits                                  600            600
Income tax payable                                 -              -
Total Current Liabilities                     75,995         97,742
TOTAL LIABILITIES                             75,995         97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value,
10,000,000 shares
authorized 7,500 shares issued
and outstanding for
March 31, 2004 and
December 31, 2003)                             7,500          7,500
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

                        TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Operations


                                 Three Months      Three Months
                                     Ended             Ended
                                    March 31,        March 31,
                                      2005              2004
                                   Unaudited

REVENUES
Consulting income                   $  12,050    $  11,300
Total Revenues                         12,050       11,300
Costs of revenues                      (3,755)     (13,911)
GROSS PROFIT                            8,295       (2,611)
OPERATING COSTS
Bad debt expense                            -            -
Depreciation expense                    1,733        3,244
Administrative expense                 57,834       59,277
Total Operating Costs                  59,567       62,521
OPERATING INCOME (LOSS)               (51,272)     (65,132)
OTHER INCOME & (EXPENSES)
Interest income                         1,187          283
Other income                              263          353
Other expenses                              -            -
Net realized gain (loss) on sale
of marketable securities                4,638        4,509
Net realized gain (loss) on
security valuation (trading sec.)     (13,278)       1,750
Loss in investment                          -         (800)
Interest expense                            -         (322)
Total Other Income & (Expenses)        (7,190)       5,773
NET INCOME (LOSS)                   $ (58,462)   $ (59,359)
BASIC EARNINGS (LOSS) PER SHARE     $   (0.10)   $   (0.10)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             604,521      565,543
DILUTED EARNINGS (LOSS) PER SHARE   $   (0.09)   $   (0.10)
WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OUTSTANDING            626,238      580,543

                       TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
        Consolidated Statements of Comprehensive Income (Loss)
                                         Three Months  Three Months
                                            Ended          Ended
                                           March 31,      March 31,
                                            2005          2004
                                        Unaudited

Net Income (Loss)                         $ (58,462)   $ (59,359)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities        (11,369)      (8,976)
Total Other Comprehensive Income (Loss)     (11,369)      (8,976)
Total Other Comprehensive Income (Loss)   $ (11,369)   $  (8,976)
Total Other Comprehensive (Loss)          $(708,740)   $(662,061)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Stockholders' Equity
                  From December 31, 2000 through March 31, 2005


                               PreferredPreferred Common    Common Treasury
                                Shares   Stock    Shares   Stock     Stock


 Balance, December  31, 2000     42,500   42,500  433,972      433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                2,500        3

 Stock issued on January 18, 2001 for
management fees @ $4.19 a share                    7,238        7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                1,255        1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                   35,000       35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                      18,000       18
 October 1, 2001 cancellation of
 stock subscription                               (35,000)     (35)

Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001     42,500   42,500  507,965      507         -

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share             (73,165)     (73)

 On October 15, 2002 preferred stock
converted to common stock at 2 (35,000)t(35,000)  70,000       70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
December 31, 2002

 Balance,  December 31, 2002      7,500    7,500  504,800      504         -

Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share         27,500       28

 Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003      7,500    7,500  532,300      532         -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         45,835       46

 Other comprehensive loss December 31, 2004

Net loss for the year ended
 December 31, 2004

  Balance,  December 31, 2004     7,500    7,500  578,135      578         -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         34,375       34

Treasury stock                                                       (11,000)

 Other comprehensive loss March 31, 2005

 Net loss for the three months ended
 March 31, 2005

 Balance,  March 31, 2005 unaudited  7,500  $ 7,500  612,510    $ 612 $ (11,000)
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






                                                        Accumulated
                                                        Other
                                                     Comprehensive     Total
                                                       Income/Loss)


Balance, December 31, 2000                                (27,122) 3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                         -         8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                             -        30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                         -         3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                             -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                           -        96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                -        10,800
October 1, 2001 cancellation of
stock subscription                                          -             -

Other comprehensive loss December 31, 2001            (83,991)      (83,991)

Net income for the year ended
December 31, 2001                                           -        56,249

Balance, December 31, 2001                               (111,113) 3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                        -       (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 (35,000)t(35,000)       70,000             -

Other comprehensive loss December 31, 2002           (529,501)     (529,501)

Net loss for the year ended
December 31, 2002                                           -    (1,457,825)

Balance, December 31, 2002                             (640,614) 1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share                   -         5,500

Other comprehensive loss December 31, 2003            (12,471)      (12,471)

Net loss for the year ended
December 31, 2003                                           -      (684,860)

Balance, December 31, 2003                           (653,085)      781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                   -         5,500

Other comprehensive loss December 31, 2004            (44,286)      (44,286)

Net loss for the year ended
December 31, 2004                                           -      (184,490)

Balance, December 31, 2004                           (697,371)      558,603

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                   -         5,500

Treasury stock                                              -       (11,000)

Other comprehensive loss March 31, 2005               (11,369)      (11,369)

Net loss for the three months ended
March 31, 2005                                              -       (58,462)

Balance, March 31, 2005                               $ (708,740) $ 483,272

                           TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                   Consolidated Statements of Cash Flows
                                               Three Months   Three Months
                                                  Ended           Ended
                                                March 31,        March 31,
                                                  2005             2004
                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $ (58,462)   $ (59,359)
Adjustments to reconcile net
income to net
cash provided by (used in)
operating activities:
Depreciation expense                               1,733        3,244
Common stock issued for accrued services           5,500        5,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable       (62,852)        (649)
(Increase) decrease in prepaid expenses           (2,701)     (40,000)
(Increase) decrease in loan receivable            73,989            -
Increase (decrease) in accounts payable          (11,666)       2,044
Net (gain) / loss on investments                       -          800
Net Cash Provided by (Used in)
Operating Activities                             (54,458)     (88,420)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                     5,058        3,040
Net Cash Provided by (Used in)
Investing Activities                               5,058        3,040
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit                          (400)        (428)
Payments on loan payable                          (9,681)         400
Change in paid in capital                              -            -
Treasury stock                                   (11,000)           -
Net Cash Provided by (Used in)
Financing Activities                             (21,081)         (28)
Net Increase (Decrease) in Cash                  (70,481)     (85,408)
Cash at Beginning of Period                      196,444      411,614
Cash at End of Period                          $ 125,963    $ 326,206
Supplemental Cash Flow Disclosures:
Cash paid during period for interest  $                -    $     322
Cash paid during period for taxes     $            $                -
Schedule of Non-Cash Activities:
Common stock issued for accrued services       $   5,500    $   5,500
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

NOTE 4.  RESTATED FINANCIAL STATEMENTS

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



                                            TRIAD INDUSTRIES, INC.


                                             Dated: May 11, 2005

                                                By:/s/Linda Bryson
                                                      Linda Bryson
                                                      President, Director



                                             Dated: May 11, 2005

                                               By:/s/ Michael Kelleher
                                                      Michael Kelleher
                                                      Secretary, Treasurer and
                                                      Director