Form 10QSB/A
period 2005-06-30
TRIAD INDUSTRIES INC
filed 2005-10-31
CIK 1092105

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

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of June 30, 2005, and the related consolidated statements of operations, statements of comprehensive income, changes in stockholders' equity, and statements of cash flows for the six and three months ended June 30, 2005 and 2004. These interim financial statements are the responsibility of Company's management.

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

October 21, 2005 (revised)
August 8, 2005
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS
                                                          As of           As of
                                                        June 30,    December 31,
                                                           2005          2004
                                                        Unaudited
CURRENT ASSETS
Cash                                                   $ 61,272         $196,444
Accounts receivable                                      38,936           61,566
Available for sale securities                            23,398           42,102
Trading securities                                      116,710          121,765
Prepaid expenses                                          8,988            8,987
Loan receivable                                          82,660           73,989
Total Current Assets                                    331,964          504,853
NET PROPERTY & EQUIPMENT                                 28,896           31,124
OTHER ASSETS
Investment in other companies                           120,365          120,365
Total Other Assets                                      120,365          120,365
TOTAL ASSETS                                           $481,225         $656,342

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
-                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         As of          As of
                                                       June 30,     December 31,
                                                         2005             2004
                                                      Unaudited
CURRENT LIABILITIES
Accounts payable                                   $    19,229      $    31,432
Loans payable                                           51,031           63,717
Line of credit                                             662            1,993
Client deposits                                            600              600
Total Current Liabilities                               71,522           97,742
TOTAL LIABILITIES                                       71,522           97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for
June 30, 2005 and December
31, 2004, respectively)                                  7,500            7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
623,970 and 578,135 shares
issued and outstanding
as of June 30, 2005 and
December 31, 2004, respectively)                           623              578
Additional paid-in capital                           4,632,006        4,626,552
Treasury stock                                         (11,000)               -
Stock subscription receivable                          (62,500)         (62,500)
Accumulated other comprehensive loss                  (703,954)        (697,371)
Retained earnings (deficit)                         (3,452,973)      (3,316,156)
Total Stockholders' Equity                             409,702          558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                             $   481,224      $   656,345

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations
                               Six Months  Six Months  Three Months Three Months
                                  Ended       Ended       Ended        Ended
                                 June 30,    June 30,    June 30,    June 30,
                                    2005        2004        2005       2004
                                 Unaudited               Unaudited
REVENUES
Consulting income              $    25,453 $    19,394 $    13,403 $     8,094
Total Revenues                      25,453      19,394      13,403       8,094
Costs of revenues                  (10,103)    (22,945)     (6,348)     (9,034)
GROSS PROFIT                        15,350      (3,551)      7,055        (940)
OPERATING COSTS
Depreciation expense                 2,228       3,409         495         165
Administrative expense             138,265     113,808      80,431      54,531
Total Operating Costs              140,493     117,217      80,926      54,696
OPERATING INCOME (LOSS)           (125,143)   (120,768)    (73,871)    (55,636)
OTHER INCOME & (EXPENSES)
Interest income                      2,257       1,991       1,070       1,708
Other income                             -         730           -         377
Dividend income                        598         335
Other expenses                           -      (2,800)          -      (2,800)
Net realized
gain (loss)
on sale of marketable
securities                         (14,529)      5,600      (5,889)       (659)
Loss in investment                       -        (792)          -           8
Interest expense                         -        (416)          -         (94)
Total Other Income & (Expenses)    (11,674)      4,313      (4,484)     (1,460)
NET INCOME (LOSS)             $   (136,817)$  (116,455)$  (78,355)$     (57,096)
BASIC EARNINGS
(LOSS) PER SHARE              $    (0.22)  $     (0.20)$    (0.13) $     (0.10)
WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING                        617,639     571,839     623,970     578,135
DILUTED EARNINGS
(LOSS) PER SHARE              $    (0.22) $     (0.20)$    (0.12) $     (0.10)
WEIGHTED AVERAGE
NUMBER OF
DILUTED SHARES
OUTSTANDING                        632,639     586,839     638,970     593,135

              TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statement of Comprehensive Income (Loss)
                                 Six Months         Six Months
                                   Ended               Ended
                                  June 30,           June 30,
                                    2005               2004
                                  Unaudited


Net Income (Loss)
Net of Tax                      $    (136,817) $(116,455)

Other Comprehensive Income (Loss) :
Unrealized gain
(loss) on securities                   (6,583)   (28,846)

Total Other Comprehensive
Income (Loss)                          (6,583)   (28,846)

Other Comprehensive Income (
Loss) Before Income Taxes              (6,583)   (28,846)

Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)                 -      4,323
Total Other Comprehensive
Income (Loss)                    $    (6,583) $  (24,523)



                          Three Months      Three Months
                             Ended             Ended
                            June 30           June 30
                             2005             2004
                          Unaudited


Net Income (Loss)
Net of Tax                       (78,355) $  (57,096)

Other Comprehensive
Income (Loss) :
Unrealized gain
(loss) on securities                4,786      6,012

Total Other Comprehensive
Income (Loss)                       4,786      6,012

Other Comprehensive Income
(Loss) Before Income Taxes          4,786      6,012

Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)             -       (902)
Total Other Comprehensive
Income (Loss)
                                 $  4,786   $  5,110

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

Treasury stock

 Other comprehensive loss June 30, 2005

 Net loss for the six months ended
 June 30, 2005

 Balance,  June 30, 2005 unaudited   7,500  $ 7,500  623,970    $ 623




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




                                            Received     Accumulated
                                            Earnings       Other         Total
                                           (deficit)     Comprehensive
                                                         Income/(Loss)

Balance, December 31, 2000                    (1,045,230)   (27,122)   3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                    -         -         8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -         -        30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -         -         3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -         -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -         -        96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -         -        10,800

October 1, 2001 cancellation of
stock subscription                                     -         -            -

Other comprehensive loss December 31, 2001             -      (83,991)  (83,991)

Net income for the year ended
December 31, 2001                                 56,249         -        56,249

Balance, December 31, 2001                      (988,981)    (111,113) 3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                   -         -      (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2
for 1 ratio                                            -         -            -

Other comprehensive loss December 31, 2002             -     (529,501) (529,501)

Net loss for the year ended
December 31, 2002                             (1,457,825)        -   (1,457,825)

Balance, December 31, 2002                    (2,446,806)    (640,614) 1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share              -         -        5,500

Other comprehensive loss December 31, 2003             -      (12,471)  (12,471)

Net loss for the year ended
December 31, 2003                               (684,860)        -     (684,860)

Balance, December 31, 2003                    (3,131,666)    (653,085)   781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share              -         -         5,500

Other comprehensive loss December 31, 2004             -      (44,286)  (44,286)

Net loss for the year ended
December 31, 2004                               (184,490)        -     (184,490)

Balance, December 31, 2004                    (3,316,156)    (697,371)   558,603

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share              -         -        5,500

Treasury stock                                         -         -      (11,000)

Other comprehensive loss June 30, 2005                 -       (6,583)   (6,583)

Net loss for the six months ended
June 30, 2005                                   (136,817)        -     (136,817)

Balance, June 30, 2005                  $(3,452,973    $  (703,954) $   409,703

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows
                                      Six Months   Six Months  Three Months
                                        Ended        Ended       Ended
                                       June 30,    June 30,       June 30,
                                         2005        2004          2005
                                      (Unaudited)               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                $    (136,817)$  (116,455)$  (78,355)
Adjustments to reconcile
net income to net
cash provided by (used in)
operating activities:
Depreciation expense                      2,228       3,409         495
Common stock issued
for services                              5,500       5,500           -
(Increase) decrease in
available for sale securities            12,118      38,949      12,118
Changes in operating assets
and liabilities:                              -
(Increase) decrease
in accounts receivable                   22,630     (99,637)     85,482
(Increase) decrease
in prepaid expenses                           -           -       2,701
(Increase) decrease
in loan receivable                       (8,671)          -     (82,660)
Increase (decrease)
in accounts payable                     (12,203)      4,537        (537)
Increase (decrease)
in security deposits                          -           -           -
Net (gain) / loss
on investments                                -         792           -
Net Cash Provided by
(Used in) Operating Activities         (115,215)   (162,905)    (60,756)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of trading
securities                                5,058      (3,040)          -
Net Cash Provided by
(Used in) Investing Activities            5,058      (3,040)          -
CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on line
of credit                                (1,331)       (984)       (931)
Payments on loan
payable                                 (12,686)      2,661      (3,005)1
Treasury stock                          (11,000)          -           -
Net Cash Provided
by (Used in) Financing Activities       (25,017)      1,677      (3,936)
Net Increase (Decrease) in Cash        (135,172)   (164,268)    (64,691)
Cash at Beginning of Period             196,444     411,614     125,963
Cash at End of Period              $    61,272 $    247,346 $    61,272
Supplemental Cash
Flow Disclosures:
Cash paid during
period for interest                $         - $    23,692 $      (322)
Cash paid during
period for taxes                   $         - $         - $         -
Schedule of Non-Cash
Activities:
Common stock issued
for accrued services               $     5,500 $     5,500 $         -
Common stock received
for services                       $         - $         - $         -







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