Form 10QSB
period 2005-09-30
TRIAD INDUSTRIES INC
filed 2005-11-14
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2005
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of commonstock, as of the last practicable ate.


           Class                          Outstanding as of September 30, 2005
      Common Stock,  $0.001
                                                            638,970

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                Heading                                   Page

Item 1.     Consolidated Financial Statements                             1-2

                Consolidated Balance Sheets September 30, 2005
                 And December 31, 2004                                    3-4

               Consolidated Statements of Operations for the nine months
               Ended September 30, 2005 and 2004                          5

               Consolidated Statements of Comprehensive Income (Loss)     6

               Consolidated Statements of Stockholders Equity             7

               Consolidated Statements of Cash Flows for the nine months
               Ended September 30, 2005 and 2004                          8

               Notes to Consolidated Financial Statements                 9

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                      10-12

Item 3.     Controls and Procedures                                       12


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            12

Item 2.    Changes in Securities                                         12

Item 4.     Submission of Matter to be a Vote of Securities Holders      13

Item 5.     Other Information on Form 8-K                                13

Item 6.     Exhibits and Reports on 8K                                   13

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

     The un-audited balance sheet of the Company as of September 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2005 and September 30, 2004 and the statement of stockholders equity for the period of December 31, 2000 to September 30, 2005 are included in this document.

     Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD



To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)
Escondido, CA  92025


             Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of September 30, 2005, and the related consolidated statements of operations, statements of comprehensive income, changes in stockholders' equity, and statements of cash flows for the nine and three months ended September 30, 2005 and 2004. These interim financial statements are the responsibility of Company's management.

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

/s/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

November 10, 2005
Chula Vista, California

                              ASSETS
                                                     Unaudited
                                                       As of            As of
                                                   September 30,    December 31,
                                                       2005              2004
CURRENT ASSETS
Cash                                                   $148,606         $196,444
Accounts receivable                                      29,223           61,566
Available for sale securities                            14,370           42,102
Trading securities                                            -          121,768
Prepaid expenses                                              -            8,987
Loan receivable                                          76,660           73,989
Total Current Assets                                    268,859          504,856
NET PROPERTY & EQUIPMENT                                 27,231           31,124
OTHER ASSETS
Investment in other companies                           120,365          120,365
Total Other Assets                                      120,365          120,365
TOTAL ASSETS                                           $416,455         $656,345

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      Unaudited
                                                        As of          As of
                                                     September 30,  December 31,
                                                        2005           2004
CURRENT LIABILITIES
Accounts payable                                    $    18,822     $    31,432
Loans payable                                            56,439          63,717
Line of credit                                                -           1,993
Client deposits                                             600             600
Total Current Liabilities                                75,861          97,742
TOTAL LIABILITIES                                        75,861          97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value,
10,000,000 shares
authorized -0- and 7,500 shares
issued and outstanding for
September 30, 2005 and December
31, 2004, respectively)                                       -           7,500
Common stock ($0.001 par value, 50,000,000
shares authorized
638,970 and 578,135 shares
issued and outstanding
as of September 30, 2005 and
December 31, 2004, respectively)                            628             578
Additional paid-in capital                            4,639,491       4,626,552
Treasury stock                                          (10,989)              -
Stock subscription receivable                           (62,500)        (62,500)
Accumulated other comprehensive loss                   (706,505)       (697,371)
Retained earnings (deficit)                          (3,495,403)     (3,316,156)
Total Stockholders' Equity                              364,722         558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                              $   440,583     $   656,345

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                      Consolidated Statements of Operations
                                  Unaudited      Unaudited
                                 Nine Months    Nine Months
                                    Ended          Ended
                                 September 30,  September 30,
                                     2005           2004

REVENUES
Consulting income                 $  33,874    $ 138,417
Total Revenues                       33,874      138,417
Costs of revenues                   (11,867)     (37,653)
GROSS PROFIT                         22,007      100,764
OPERATING COSTS
Depreciation expense                  3,223        5,515
Bad debt expense                     24,128            -
Administrative expense              168,698      229,435
Total Operating Costs               196,049      234,950
OPERATING INCOME (LOSS)            (174,042)    (134,186)
OTHER INCOME & (EXPENSES)
Interest income                       2,674        3,308
Other income                              -        1,098
Dividend income                         598
Other expenses                            -            -
Net realized gain (loss)
sale of marketable securities        (8,477)       7,623
Loss in investment                        -       (1,765)
Interest expense                          -         (496)
Total Other Income & (Expenses)      (5,205)       9,768
NET INCOME (LOSS)                $ (179,247) $  (124,418)
BASIC EARNINGS (LOSS) PER SHARE  $    (0.30) $     (0.22)$
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           599,202      573,953








                                  Unaudited       Unaudited
                                 Three Months    Three Months
                                    Ended           Ended
                                September 30,   September 30,
                                     2005          2004

REVENUES
Consulting income              $     8,421 $    74,023
Total Revenues                       8,421      74,023
Costs of revenues                   (1,764)    (14,708)
GROSS PROFIT                         6,657      59,315
OPERATING COSTS
Depreciation expense                   995       2,106
Bad debt expense                    24,128           -
Administrative expense              54,561      70,627
Total Operating Costs               79,684      72,733
OPERATING INCOME (LOSS)            (73,027)    (13,418)
OTHER INCOME & (EXPENSES)
Interest income                        417       1,317
Other income                             -         368
Dividend income                          -           -
Other expenses                           -       2,800
Net realized gain (loss) on
sale of marketable securities        6,052       2,023
Loss in investment                       -        (973)
Interest expense                         -         (80)
Total Other Income & (Expenses)      6,469       5,455
NET INCOME (LOSS)                $ (66,558)$     (7,963)
BASIC EARNINGS (LOSS) PER SHARE  $  (0.11) $     (0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          625,437     578,135

                  TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statements of Comprehensive Income (Loss)
                                                       Unaudited     Unaudited
                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                          2005          2004
Net Income (Loss) - Net of Tax                          $(179,247)   $(124,418)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       (9,134)     (28,846)
Total Other Comprehensive Income (Loss)                    (9,134)     (28,846)
Other Comprehensive Income (Loss) Before Income Taxes      (9,134)     (28,846)
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -        4,323
Total Other Comprehensive Income (Loss)                 $  (9,134)   $ (24,523)








                                                       Unaudited      Unaudited
                                                      Nine Months   Nine Months
                                                        Ended           Ended
                                                    September 30,  September 30,
                                                        2005            2004
Net Income (Loss) - Net of Tax                          $(66,558)   $ (7,963)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       4,786       6,012
Total Other Comprehensive Income (Loss)                    4,786       6,012
Other Comprehensive Income (Loss) Before Income Taxes      4,786       6,012
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                -        (902)
Total Other Comprehensive Income (Loss)                 $  4,786    $  5,110

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Stockholders' Equity
                From December 31, 2000 through September 30, 2005

                               PreferredPreferred Common    Common Treasury
                                Shares   Stock    Shares   Stock     Stock

 Balance, December  31, 2000     42,500   42,500  433,972      433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                2,500        3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                    7,238        7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                1,255        1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                   35,000       35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                 45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                      18,000       18

 October 1, 2001 cancellation of
 stock subscription                               (35,000)     (35)

 Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

Balance,  December 31, 2001     42,500   42,500  507,965      507         -

January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share             (73,165)     (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 (35,000)t(35,000)  70,000       70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002      7,500    7,500  504,800      504         -

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share         27,500       28

Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003      7,500    7,500  532,300      532         -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         45,835       46

Other comprehensive loss December 31, 2004
Net loss for the year ended

 December 31, 2004

  Balance,  December 31, 2004     7,500    7,500  578,135      578         -

Stock issued on January 26, 2005 for
 accrued services rendered @ $0.12 a share         45,835       46

Treasury stock                                                 (11)  (10,989)

Convert Preferred stock to common(7,500)  (7,500)  15,000       15

Other comprehensive loss September 30, 2005

 Net loss for the nine months ended
 September 30, 2005

 Balance,  September 30, 2005         -      $ -  638,970    $ 628 $ (10,989)













                                                Additional   Stock     Retained
                                                Paid in   Subscription  Earnings
                                                Capital   Receivable   (deficit)


Balance, December 31, 2000                       4,460,599  (62,500) (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                  8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                     30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                  3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                    118,965

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                   95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                        10,782

October 1, 2001 cancellation of
stock subscription                                (118,965)  119,000      -

Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                        -       -       56,249

Balance, December 31, 2001                       4,609,889 (62,500)  (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share               (29,193)

On October 15, 2002 preferred stock
converted to common stock at 2 for 1 ratio          34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                     -          -   (1,457,825)

Balance, December 31, 2002                       4,615,626  (62,500) (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share            5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                                        -       -     (684,860)

Balance, December 31, 2003                      74,621,098   (62,500)(3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share            5,454

Other comprehensive loss December 31, 2004
Net loss for the year ended

December 31, 2004                                        -       -    (184,490)

Balance, December 31, 2004                       4,626,552  (62,500) (3,316,156)

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share            5,454

Treasury stock

Convert Preferred stock to common(                   7,485

Other comprehensive loss September 30, 2005

Net loss for the nine months ended
September 30, 2005                                       -       -     (179,247)

Balance, September 30, 2005                 $  4,639,491  $(62,500) $(3,495,403)




















                                                     Accumulated
                                                        Other          Total
                                                     Comprehensive
                                                     Income/(Loss)




alance, December 31, 2000                              (27,122)       3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                          -            8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                              -            30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                          -            3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                              -                -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                            -           96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                 -           10,800

October 1, 2001 cancellation of
stock subscription                                           -                -

Other comprehensive loss December 31, 2001             (83,991)        (83,991)

Net income for the year ended
December 31, 2001                                            -           56,249

Balance, December 31, 2001                            (111,113)       3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                         -          (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 (35,000)t(35,000)             -                -

Other comprehensive loss December 31, 2002            (529,501)        (529,501)

Net loss for the year ended
December 31, 2002                                            -       (1,457,825)

Balance, December 31, 2002                            (640,614)      1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share                 -               5,500

Other comprehensive loss December 31, 2003             (12,471)         (12,471)

Net loss for the year ended
December 31, 2003                                     (684,860)        (684,860)

Balance, December 31, 2003                            (653,085)         781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                    -            5,500

Other comprehensive loss December 31, 2004             (44,286)         (44,286)
Net loss for the year ended

December 31, 2004                                            -         (184,490)

Balance, December 31, 2004                            (697,371)         558,603

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share                    -            5,500

Treasury stock                                               -          (11,000)

Convert Preferred stock to common                            -            7,500

Other comprehensive loss September 30, 2005             (9,134)          (9,134)

Net loss for the nine months ended
September 30, 2005                                           -         (179,247)

Balance, September 30, 2005                        $  (706,505)     $   372,222

                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows
                                        Unaudited      Unaudited
                                        Nine Months    Nine Months
                                          Ended          Ended
                                      September 30,   September 30,
                                          2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                    $  (179,247) $   (124,418)
Adjustments to reconcile
net income to net
cash provided by (used in)
operating activities:
Depreciation expense                       3,223        5,515
Common stock issued
for services                               5,500        5,500
(Increase) decrease in
available for sale securities            135,308       17,000
Changes in operating assets
and liabilities:
(Increase) decrease in
accounts receivable                       32,343      (54,659)
(Increase) decrease in
prepaid expenses                           8,987       (8,988)
(Increase) decrease in
loan receivable                           (2,671)           -
Increase (decrease) in
accounts payable                         (12,610)         307
Increase (decrease) in
security deposits                              -        1,224
Net (gain) / loss
on investments                                 -        1,765
Net Cash Provided by
(Used in) Operating Activities            (9,167)    (156,754)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities             5,058            -
(Increase) decrease fixed assets             670            -
Net Cash Provided by (Used in)
Investing Activities                       5,728            -
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit                (1,993)      (1,603)
Payments on loan payable                  (7,278)         918
Treasury stock                           (11,000)           -
Net Cash Provided by (Used in)
Financing Activities                     (20,271)        (685)
Net Increase (Decrease) in Cash          (23,708)    (157,439)
Cash at Beginning of Period              196,444      411,614
Cash at End of Period                  $ 172,736    $ 254,175
Supplemental Cash Flow
Disclosures:
Cash paid during period
for interest                               $   -    $     496
Cash paid during period
for taxes                                 $    -     $      -
Schedule of Non-Cash
Activities:
Common stock issued for
accrued services                       $   5,500    $   5,500
Common stock received
for services                              $    -    $  17,000







                                                     Unaudited       Unaudited
                                                    Three Months  Three Months
                                                        Ended        Ended
                                                    September 30,  September 30,
                                                        2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ (66,558)   $  (7,963)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation expense                                         995        2,106
Common stock issued for services                               -            -
(Increase) decrease in available for sale securities     123,188      (21,949)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                 9,713       44,978
(Increase) decrease in prepaid expenses                    8,988       (8,988)
(Increase) decrease in loan receivable                     6,000            -
Increase (decrease) in accounts payable                     (407)      (4,230)
Increase (decrease) in security deposits                       -        1,224
Net (gain) / loss on investments                               -          973
Net Cash Provided by (Used in) Operating Activities       81,919        6,151
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities                                 -        3,040
(Increase) decrease fixed assets                             670            -
Net Cash Provided by (Used in) Investing Activities          670        3,040
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit                                  (662)        (619)
Payments on loan payable                                   5,408       (1,743)
Treasury stock                                                 -            -
Net Cash Provided by (Used in) Financing Activities        4,746       (2,362)
Net Increase (Decrease) in Cash                           87,336        6,829
Cash at Beginning of Period                               61,272      247,346
Cash at End of Period                                  $ 148,608    $ 254,175
Supplemental Cash Flow Disclosures:
Cash paid during period for interest                   $    (322)   $   9,032
Cash paid during period for taxes                         $    -       $    -
Schedule of Non-Cash Activities:
Common stock issued for accrued services                 $     -       $    -
Common stock received for services                          $  -    $  17,000

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of September 30, 2005, the Company has $268,859 in total current assets, compared to total current assets of $504,856 as of December 31, 2004. The major factor in the reduction of current assets was the use of cash in operations to fund the financial services operation. Also, contributing to the use of cash was the Company defending itself in a lawsuit, which was ultimately dropped in late September of 2005. The Company spent approximately $50,000 defending itself. Currently, the current assets are comprised of $148,606 in cash, $29,223 in accounts receivable, $14,370 in available for sale securities and $ 76,660 in loans receivable.

     As of September 30, 2005, the Company has $75,861 in total current liabilities compared to $97,742 as of December 31, 2004. Accounts payable decreased $12,610 and loans payable decreased $ 7,278, which accounted for most of the decrease.


Results of Operations

   For the three months ending September 30, 2005, the Company had a net loss of $66,558 compared to a net loss of $7,963 for the same period of 2004. Administrative expenses decreased by approximately $16,000 for the third quarter of 2005 compared to the same period of 2004. The majority of this decrease can be attributed to reduced salaries and wages. The decrease in salaries and wages was approximately $13,000. This has occurred do to the poor financial performance of the Company. Other than this decrease operating expenses were very comparable with the same period of the year before. Also, contributing to the loss was the Company writing off receivables of $24,128. The collection of the receivables became unsure so management determined these receivables to be impaired.

     The Company had revenues of $8,421 for the three months ended September 30, 2005, compared with $74,023 for the same period last year. Management cannot attribute the decrease in revenues to any thing but a significant decrease in clients requesting services.

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

   For the nine months ending September 30, 2005, the Company had a net loss of $179,247 compared to a net loss of $124,418 for the same period of 2004. Administrative expenses decreased by approximately $60,737 for the first nine months of 2005 compared to the same period of 2004. A significant portion of this decrease can be attributed to reduced salaries and wages. The decrease in salaries and wages was approximately $23,000. This has occurred do to the poor financial performance of the Company. Also contributing to the decrease is the lack of rental payments for lease space. The Company's President Linda Bryson is providing Four hundred and fifty square feet of office space to the Company. This has accounted for approximately $20,000 in decreased costs for the first nine months of the year. Other than these decreases operating expenses were very comparable with the same period of the year before. Management further attributes this loss to the lack of business in the financial services sector. For the first nine months of 2005, the Company had a loss of $8,477 from the sale of securities, compared to a net gain of $7,623 for the same period the year before. .

     The Company had revenues of $33,874 for the nine months ended September 30, 2005, compared with $138,417 for the same period last year. Management cannot attribute the decrease in revenues to any thing but a significant decrease in clients requesting services.


Net Operating Loss

     The Company has accumulated approximately $3,519,531 of net operating loss carry-forwards as of September 30, 2005, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

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

Item 3. Controls and Procedures

     The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2005, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.


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

         The above-mentioned lawsuit was dropped in late September of 2005.


 ITEM 2. CHANGES IN SECURITIES

     On September 22, 2005, a holder our preferred securities converted their shares to common. This reduced the number of outstanding preferred shares from 7,500 to zero and increased our outstanding common shares by 15,000.

     As of September 30, 2005, the Company has 638,970 shares of common stock issued and outstanding.

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


                                                     Dated: November 12, 2005

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