Form 10QSB/A
period 2005-09-30
TRIAD INDUSTRIES INC
filed 2005-12-01
CIK 1092105

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C., 20549
                                                   FORM 10-QSB/A
                                                 (Amendment No. 1)

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


           Class                           Outstanding as of September 30, 2005
Common Stock, $0.001                                         627,970

                                                 TABLE OF CONTENTS


                                           PART 1. FINANCIAL INFORMATION


                                Heading                                   Page

Item 1.     Consolidated Financial Statements                             1-2

                Consolidated Balance Sheets September 30, 2005
                 And December 31, 2004                                    3-4

               Consolidated Statements of Operations for the nine months
               Ended September 30, 2005 and 2004                          5

               Consolidated Statements of Comprehensive Income (Loss)     6

               Consolidated Statements of Stockholders Equity             7

               Consolidated Statements of Cash Flows for the nine months
               Ended September 30, 2005 and 2004                          8

               Notes to Consolidated Financial Statements                 9

Item 2.     Managements Discussion and Analysis and
                Result of Operations                                      10-12

Item 3.     Controls and Procedures                                       12


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            12

Item 2.    Changes in Securities                                         12

Item 4.     Submission of Matter to be a Vote of Securities Holders      13

Item 5.     Other Information on Form 8-K                                13

Item 6.     Exhibits and Reports on 8K                                   13

                Signatures                                             S-1
                                       ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed by the registrant to amend the registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 2005, filed with the Securities and Exchange Commission on November 14, 2005 (the "Initial Report"), solely to correct an error regarding, a calculation that affects only the nine months year to date general and administrative expenses by increasing this amount by $24,128. The entry does affect net income by this same amount, however it does affect reported revenues .. These corrections are also contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I. Except for the foregoing, no information included in the Initial Report is amended by this Form 10-QSB/A.


                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement

     The accompanying un-audited financial statements have been prepared in accordance with the instructions for Form 10-QSB/A pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

/s/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

November 10, 2005
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
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

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                         Unaudited
                                           As of           As of
                                       September 30,    December 31,
                                           2005             2004
CURRENT LIABILITIES
Accounts payable                       $    18,822    $    31,432
Loans payable                               56,439         63,717
Line of credit                                   -          1,993
Client deposits                                600            600
Total Current Liabilities                   75,861         97,742
TOTAL LIABILITIES                           75,861         97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized -0- and 7,500 shares
issued and outstanding for
September 30, 2005 and
December 31, 2004, respectively)                 -          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
627,970 and 578,135 shares issued
and outstanding
as of September 30, 2005 and
December 31, 2004, respectively)               628            578
Additional paid-in capital               4,639,491      4,626,552
Treasury stock                             (10,989)             -
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (706,505)      (697,371)
Retained earnings (deficit)             (3,519,531)    (3,316,156)
Total Stockholders' Equity                 340,594        558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $   416,455    $   656,345

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations
                                Unaudited          Unaudited
                                Nine Months        Nine Months
                                  Ended              Ended
                               September 30,      September 30,
                                   2005               2004
REVENUES
Consulting income                 $  33,874    $ 138,417
Total Revenues                       33,874      138,417
Costs of revenues                   (11,867)     (37,653)
GROSS PROFIT                         22,007      100,764
OPERATING COSTS
Depreciation expense                  3,223        5,515
Bad debt                             24,128            -
Administrative expense              192,826      229,435
Total Operating Costs               220,177      234,950
OPERATING INCOME (LOSS)            (198,170)    (134,186)
OTHER INCOME & (EXPENSES)
Interest income                       2,674        3,308
Other income                              -        1,098
Dividend income                         598
Other expenses                            -            -
Net realized gain (loss) on
sale of marketable securities        (8,477)       7,623
Loss in investment                        -       (1,765)
Interest expense                          -         (496)
Total Other Income & (Expenses)      (5,205)       9,768
NET INCOME (LOSS)                 $(203,375) $  (124,418)$
BASIC EARNINGS (LOSS) PER SHARE   $   (0.34)  $    (0.22)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           599,202      573,953





                                 Unaudited          Unaudited
                                Three Months       Three Months
                                  Ended              Ended
                               September 30,      September 30,
                                    2005               2004


REVENUES
Consulting income                 $   8,421    $  74,023
Total Revenues                        8,421       74,023
Costs of revenues                    (1,764)     (14,708)
GROSS PROFIT                          6,657       59,315
OPERATING COSTS
Depreciation expense                    995        2,106
Bad debt                             24,128            -
Administrative expense               54,561       70,627
Total Operating Costs                79,684       72,733
OPERATING INCOME (LOSS)             (73,027)     (13,418)
OTHER INCOME & (EXPENSES)
Interest income                         417        1,317
Other income                              -          368
Dividend income                           -            -
Other expenses                            -        2,800
Net realized gain (loss) on
sale of marketable securities         6,052        2,023
Loss in investment                        -         (973)
Interest expense                          -          (80)
Total Other Income & (Expenses)       6,469        5,455
NET INCOME (LOSS)                 $ (66,558)   $  (7,963)
BASIC EARNINGS (LOSS) PER SHARE   $   (0.11)   $   (0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           625,437      578,135

                 TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statements of Comprehensive Income (Loss)
                                                        Unaudited     Unaudited
                                                       Nine Months   Nine Months
                                                          Ended         Ended
                                                      September 30,September 30,
                                                          2005           2004
Net Income (Loss) - Net of Tax                          $(203,375)   $(124,418)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       (9,134)     (28,846)
Total Other Comprehensive Income (Loss)                    (9,134)     (28,846)
Other Comprehensive Income (Loss) Before Income Taxes      (9,134)     (28,846)
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -        4,323
Total Other Comprehensive Income (Loss)                 $  (9,134)   $ (24,523)







                                                       Unaudited      Unaudited
                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                     September 30, September 30,
                                                         2005           2004
Net Income (Loss) - Net of Tax                          $(66,558)   $ (7,963)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       4,786       6,012
Total Other Comprehensive Income (Loss)                    4,786       6,012
Other Comprehensive Income (Loss) Before Income Taxes      4,786       6,012
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                -        (902)
Total Other Comprehensive Income (Loss)                 $  4,786    $  5,110

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Stockholders' Equity
                From December 31, 2000 through September 30, 2005


                               PreferredPreferred Common    Common Treasury
                                Shares   Stock    Shares   Stock     Stock


 Balance, December  31, 2000     42,500   42,500  433,972      433

Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                2,500        3

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                    7,238        7

Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                1,255        1

Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                   35,000       35

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                      18,000       18

 October 1, 2001 cancellation of
 stock subscription                               (35,000)     (35)

 Other comprehensive loss December 31, 2001

Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001     42,500   42,500  507,965      507         -

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share             (73,165)     (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 (35,000)t(35,000)  70,000       70

Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002      7,500    7,500  504,800      504         -

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share         27,500       28

 Other comprehensive loss December 31, 2003
 Net loss for the year ended
 December 31, 2003

Balance,  December 31, 2003      7,500    7,500  532,300      532         -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         45,835       46

 Other comprehensive loss December 31, 2004

Net loss for the year ended
 December 31, 2004

 Balance,  December 31, 2004     7,500    7,500  578,135      578         -

 Stock issued on January 26, 2005 for
 accrued services rendered @ $0.12 a share         45,835       46

Treasury stock                                    (11,000)     (11)  (10,989)

Convert Preferred stock to common(7,500)  (7,500)  15,000       15

 Other comprehensive loss September 30, 2005

 Net loss for the nine months ended
 September 30, 2005

 Balance,  September 30, 2005         -      $ -  627,970    $ 628 $ (10,989)





                                            Additional    Stock
                                               Paid-in   Subscript      Retained
                                              Capital     Receivabl    Earnings
                                                                      (Deficit)

Balance, December 31, 2000                     4,460,599  (62,500) (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                   30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                  118,965

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                      10,782

October 1, 2001 cancellation of
stock subscription                               (118,965) 119,000

Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                  -          -         56,249

Balance, December 31, 2001                     4,609,889   (62,500)  (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share            (29,193)

On October 15, 2002 preferred stock
converted to common stock at 2 for
1 ratio                                          34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                  -           -    (1,457,825)

Balance, December 31, 2002                     4,615,626  (62,500)  (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share         5,472

Other comprehensive loss December 31, 2003
Net loss for the year ended
December 31, 2003                                   -          -      (684,860)

Balance, December 31, 2003                      4,621,098 (62,500)  (3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share        5,454

Other comprehensive loss December 31, 2004

Net loss for the year ended
December 31, 2004                                 -           -       (184,490)

Balance, December 31, 2004                    4,626,552   (62,500)  (3,316,156)

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share        5,454

Treasury stock

Convert Preferred stock to common               7,485

Other comprehensive loss September 30, 2005

Net loss for the nine months ended
September 30, 2005                               -            -       (203,375)

Balance, September 30, 2005               $ 4,639,491  $   (62,500  $(3,519,531)







                                               Accumulated
                                                  Other                 Total
                                              Comprehensive
                                               Income / (Loss)
Balance, December 31, 2000                        (27,122)             3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                     -                  8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                         -                 30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                     -                  3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                         -                      -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                       -                 96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                            -                 10,800

October 1, 2001 cancellation of
stock subscription                                      -                      -

Other comprehensive loss December 31, 2001        (83,991)              (83,991)

Net income for the year ended
December 31, 2001                                       -                 56,249

Balance, December 31, 2001                       (111,113)             3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                    -               (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2
for 1 ratio                                             -                      -
Other comprehensive loss December 31, 2002       (529,501)

Net loss for the year ended
December 31, 2002                                       -            (1,457,825)

Balance, December 31, 2002                       (640,614)             1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share               -                  5,500

Other comprehensive loss December 31, 2003        (12,471)              (12,471)
Net loss for the year ended
December 31, 2003                                       -              (684,860)

Balance, December 31, 2003                       (653,085)               781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share           5,500

Other comprehensive loss December 31, 2004        (44,286)              (44,286)

Net loss for the year ended
December 31, 2004                                (184,490)

Balance, December 31, 2004                       (697,371)               558,603

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share               -                  5,500

Treasury stock                                          -               (11,000)

Convert Preferred stock to common-                      -

Other comprehensive loss September 30, 2005        (9,134)               (9,134)

Net loss for the nine months ended
September 30, 2005                                      -              (203,375)

Balance, September 30, 2005                   $  (706,505)          $   340,594

                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows
                                                    Unaudited     Unaudited
                                                   Nine Months   Nine Months
                                                      Ended         Ended
                                                 September 30,  September 30,
                                                   2005             2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $(203,375)   $(124,418)

Adjustments to reconcile net income to net

cash provided by (used in) operating activities:

Depreciation expense                                   3,223        5,515

Common stock issued for services                       5,500        5,500

(Increase) decrease in available
for sale securities                                  135,308       17,000

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable            32,343      (54,659)

(Increase) decrease in prepaid expenses                8,987       (8,988)

(Increase) decrease in loan receivable                (2,671)           -

Increase (decrease) in accounts payable              (12,610)         307

Increase (decrease) in security deposits                   -        1,224

Net (gain) / loss on investments                           -        1,765

Net Cash Provided by (Used in)
Operating Activities                                 (33,295)    (156,754)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of trading securities                         5,058            -

(Increase) decrease fixed assets                         670            -

Net Cash Provided by (Used in)
Investing Activities                                   5,728            -

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on line of credit                            (1,993)      (1,603)

Payments on loan payable                              (7,278)         918

Treasury stock                                       (11,000)           -

Net Cash Provided by (Used in)
Financing Activities                                 (20,271)        (685)

Net Increase (Decrease) in Cash                      (47,836)    (157,439)

Cash at Beginning of Period                          196,444      411,614

Cash at End of Period                              $ 148,608    $ 254,175

Supplemental Cash Flow Disclosures:

Cash paid during period for interest               $       -    $     496

Cash paid during period for taxes                  $       -    $       -

Schedule of Non-Cash Activities:

Common stock issued for accrued services           $   5,500    $   5,500


Common stock received for services                 $       -    $  17,000















                                                     Unaudited     Unaudited
                                                   Three Months   Three Months
                                                      Ended         Ended
                                                  September 30,  September 30,
                                                     2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (66,558)   $  (7,963)

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

   For the nine months ending September 30, 2005, the Company had a net loss of $203,375 compared to a net loss of $124,418 for the same period of 2004. Administrative expenses decreased by approximately $60,737 for the first nine months of 2005 compared to the same period of 2004. A significant portion of this decrease can be attributed to reduced salaries and wages. The decrease in salaries and wages was approximately $23,000. This has occurred do to the poor financial performance of the Company. Also contributing to the decrease is the lack of rental payments for lease space. The Company's President Linda Bryson is providing four hundred and fifty square feet of office space to the Company. This has accounted for approximately $20,000 in decreased costs for the first nine months of the year. Other than these decreases operating expenses were very comparable with the same period of the year before. Management further attributes this loss to the lack of business in the financial services sector. For the first nine months of 2005, the Company had a loss of $8,477 from the sale of securities, compared to a net gain of $7,623 for the same period the year before. .

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