Form 10QSB/A
period 2005-03-31
TRIAD INDUSTRIES INC
filed 2006-02-22
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-QSB/A
                                 (Amendment #2)

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

Signatures                                                        S-1

This Amendment No. 2 on Form 10-QSB/A is being filed by the registrant to amend the registrant's Quarterly Report on Form 10-QSB/A for the period ended March 31, 2005, filed with the Securities and Exchange Commission on October 31, 2005. Diluted earnings per share was removed, per Paragraph 16 of SFAS 128.
Purchases of trading securities have been reclassified from investing cash flows to operating cash flows. Also, the Company refiled its Sarbanes-Oxley Certifications pursuant to Item 601(b)(31) of Regulation SB. Due to these issues the Company has expanded the Controls and Procedures section of this 10QSB/A. Except for the foregoing, no information included in the Initial Amendment is amended by this Form 10-QSB/A.


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




/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC

October 21, 2005 (revised)
May 9, 2005
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
             (Formerly RB Capital & Equities, Inc.)
                   Consolidated Balance Sheets
                             ASSETS

                                              As of       As of
                                             March 31,  December 31,
                                               2005       2004
                                             Unaudited

CURRENT ASSETS
Cash                                         $125,963   $196,444
Accounts receivable                           124,418     61,566
Available for sale securities                  30,732     42,102
Trading securities                            116,710    121,768
Prepaid expenses                               11,688      8,987
Loan receivable                                     -     73,989
Total Current Assets                          409,511    504,856
NET PROPERTY & EQUIPMENT                       29,391     31,124
OTHER ASSETS
Investment in other companies                 120,365    120,365
Total Other Assets                            120,365    120,365
TOTAL ASSETS                                 $559,267   $656,345

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

                        TRIAD INDUSTRIES, INC.
                 (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Operations


                                 Three Months      Three Months
                                     Ended             Ended
                                    March 31,        March 31,
                                      2005              2004
                                   Unaudited         Unaudited

REVENUES
Consulting income                   $  12,050    $  11,300
Total Revenues                         12,050       11,300
Costs of revenues                      (3,755)     (13,911)
GROSS PROFIT                            8,295       (2,611)
OPERATING COSTS
Bad debt expense                            -            -
Depreciation expense                    1,733        3,244
Administrative expense                 57,834       59,277
Total Operating Costs                  59,567       62,521
OPERATING INCOME (LOSS)               (51,272)     (65,132)
OTHER INCOME & (EXPENSES)
Interest income                         1,187          283
Other income                              263          353
Other expenses                              -            -
Net realized gain (loss) on sale
of marketable securities                4,638        4,509
Net realized gain (loss) on
security valuation (trading sec.)     (13,278)       1,750
Loss in investment                          -         (800)
Interest expense                            -         (322)
Total Other Income & (Expenses)        (7,190)       5,773
NET INCOME (LOSS)                   $ (58,462)   $ (59,359)
BASIC EARNINGS (LOSS) PER SHARE     $   (0.10)   $   (0.10)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             604,521      565,543

                       TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
        Consolidated Statements of Comprehensive Income (Loss)
                                         Three Months  Three Months
                                            Ended          Ended
                                           March 31,      March 31,
                                            2005          2004
                                          Unaudited      Unaudited

Net Income (Loss)                         $ (58,462)   $ (59,359)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities        (11,369)      (8,976)
Total Other Comprehensive Income (Loss)     (11,369)      (8,976)
Total Other Comprehensive Income (Loss)   $ (11,369)   $  (8,976)
Total Other Comprehensive (Loss)          $(708,740)   $(662,061)

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
-


                                           Additional   Stock          Retained
                                             Paid In   Subscription    Earnings
                                            Capital    REeceivable     (Deficit)

Balance, December 31, 2000                 4,460,599    (62,500)   (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share         8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share             30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share         3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share           118,965     (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share            95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                 10,782
October 1, 2001 cancellation of
stock subscription                         (118,965)    119,000

Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                            -             -         56,249

Balance, December 31, 2001                  4,609,889    (62,500)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share         (29,193)

On October 15, 2002 preferred stock
converted to common stock at
 2 (35,000)t(35,000)                         34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                             -             -        (1,457,825)

Balance, December 31, 2002                  4,615,626   (62,500)    (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share  5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                             -             -        (684,860)

Balance, December 31, 2003                4,621,098     (62,500)   (3,131,666)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share     5,454

Other comprehensive loss December 31, 2004

Net loss for the year ended
December 31, 2004                             -             -        (184,490)

Balance, December 31, 2004                  4,626,552    (62,500)  (3,316,156)

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share     5,466

Treasury stock

Other comprehensive loss March 31, 2005

Net loss for the three months ended
March 31, 2005                                 -             -        (58,462)


Balance, March 31, 2005 (Unaudited)      $ 4,632,018   $ (62,500)  $(3,374,618)






                                                        Accumulated
                                                        Other
                                                     Comprehensive     Total
                                                       Income/Loss)


Balance, December 31, 2000                                (27,122) 3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                         -         8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                             -        30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                         -         3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                             -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                           -        96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                                -        10,800
October 1, 2001 cancellation of
stock subscription                                          -             -

Other comprehensive loss December 31, 2001            (83,991)      (83,991)

Net income for the year ended
December 31, 2001                                           -        56,249

Balance, December 31, 2001                               (111,113) 3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                        -       (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2 (35,000)t(35,000)       70,000             -

Other comprehensive loss December 31, 2002           (529,501)     (529,501)

Net loss for the year ended
December 31, 2002                                           -    (1,457,825)

Balance, December 31, 2002                             (640,614) 1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share                   -         5,500

Other comprehensive loss December 31, 2003            (12,471)      (12,471)

Net loss for the year ended
December 31, 2003                                           -      (684,860)

Balance, December 31, 2003                           (653,085)      781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                   -         5,500

Other comprehensive loss December 31, 2004            (44,286)      (44,286)

Net loss for the year ended
December 31, 2004                                           -      (184,490)

Balance, December 31, 2004                           (697,371)      558,603

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share                   -         5,500

Treasury stock                                              -       (11,000)

Other comprehensive loss March 31, 2005               (11,369)      (11,369)

Net loss for the three months ended
March 31, 2005                                              -       (58,462)

Balance, March 31, 2005                               $ (708,740) $ 483,272

                           TRIAD INDUSTRIES, INC.
                  (Formerly RB Capital & Equities, Inc.)
                   Consolidated Statements of Cash Flows
                                               Three Months   Three Months
                                                  Ended           Ended
                                                March 31,        March 31,
                                                  2005             2004
                                               Unaudited         Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $ (58,462)   $ (59,359)
Adjustments to reconcile net
income to net
cash provided by (used in)
operating activities:
Depreciation expense                               1,733        3,244
Common stock issued for accrued services           5,500        5,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable       (62,852)        (649)
(Increase) decrease in prepaid expenses           (2,701)     (40,000)
(Increase) decrease in loan receivable            73,989            -
Increase (decrease) in accounts payable          (11,666)       2,044
Net (gain) / loss on investments                       -          800
Purchase of trading securities                     5,058        3,040
Net Cash Provided by (Used in)
Operating Activities                             (49,400)     (85,380)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in)
Investing Activities                                   -            -
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit                          (400)        (428)
Payments on loan payable                          (9,681)         400
Change in paid in capital                              -            -
Treasury stock                                   (11,000)           -
Net Cash Provided by (Used in)
Financing Activities                             (21,081)         (28)
Net Increase (Decrease) in Cash                  (70,481)     (85,408)
Cash at Beginning of Period                      196,444      411,614
Cash at End of Period                          $ 125,963    $ 326,206
Supplemental Cash Flow Disclosures:
Cash paid during period for interest  $                -    $     322
Cash paid during period for taxes     $            $                -
Schedule of Non-Cash Activities:
Common stock issued for accrued services       $   5,500    $   5,500
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

             As of March 31, 2005, the Company has $75,995 in total current liabilities compared to $97,742 as of December 31, 2004. Accounts payable decreased $11,666 and loans payable decreased $9,681 which accounts for most of the change.


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


Item 3. Controls and Procedures

            As of March 31, 2005, the Company carried out an evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to amend this filing as described under the "Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. In connection with this second evaluation and based upon the Company's decision to amend this filing for the fiscal year ended March 31, 2005, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005. The Company determined during March 31, 2005 the evaluation that a more thorough review of the Company's financial statements and periodic filings needs to occur before these items are filed with the SEC. The more thorough review process will be effective for the first filing after February 15, 2006.

During the quarter ended March 31, 2005, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting

                            PART II OTHER INFORMATION

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

         None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.        31.1 302 Certification of the President
b.        31.2 302 Certification of the CFO
c.        32.1 906 Certification of Linda Bryson
d.        32.2 906 Certification of Michael Kelleher

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            TRIAD INDUSTRIES, INC.


                                             Dated: February 17, 2006

                                                By:/s/Linda Bryson
                                                      Linda Bryson
                                                      President, Director



                                             Dated: February 17, 2006

                                               By:/s/ Michael Kelleher
                                                      Michael Kelleher
                                                      Secretary, Treasurer and
                                                      Director