Form 10QSB/A
period 2005-06-30
TRIAD INDUSTRIES INC
filed 2006-02-22
CIK 1092105

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
            Signatures                                                    S-1

This Amendment No. 2 on Form 10-QSB/A is being filed by the registrant to amend the registrant's Quarterly Report on Form 10-QSB/A for the period ended June 30, 2005, filed with the Securities and Exchange Commission on October 31, 2005 Diluted earnings per share was removed, per Paragraph 16 of SFAS 128. Purchases of trading securities have been reclassified from investing cash flows to operating cash flows. Also, the Company refiled its Sarbanes-Oxley Certifications pursuant to Item 601(b)(31) of Regulation SB. Due to these issues the Company has expanded the Controls and Procedures section of this 10QSB/A. Except for the foregoing, no information included in the Initial Amendment is amended by this Form 10-QSB/A.


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

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
-                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         As of          As of
                                                       June 30,     December 31,
                                                         2005            2004
                                                      Unaudited
CURRENT LIABILITIES
Accounts payable                                   $    19,229      $    31,432
Loans payable                                           51,031           63,717
Line of credit                                             662            1,993
Client deposits                                            600              600
Total Current Liabilities                               71,522           97,742
TOTAL LIABILITIES                                       71,522           97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized 7,500 shares
issued and outstanding for
June 30, 2005 and December
31, 2004, respectively)                                  7,500            7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
623,970 and 578,135 shares
issued and outstanding
as of June 30, 2005 and
December 31, 2004, respectively)                           623              578
Additional paid-in capital                           4,632,006        4,626,552
Treasury stock                                         (11,000)               -
Stock subscription receivable                          (62,500)         (62,500)
Accumulated other comprehensive loss                  (703,954)        (697,371)
Retained earnings (deficit)                         (3,452,973)      (3,316,156)
Total Stockholders' Equity                             409,702          558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                             $   481,224      $   656,345

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations
                               Six Months  Six Months  Three Months Three Months
                                  Ended       Ended       Ended        Ended
                                 June 30,    June 30,    June 30,     June 30,
                                   2005        2004       2005         2004
                                 Unaudited   Unaudited   Unaudited    Unaudited
REVENUES
Consulting income              $    25,453 $    19,394 $    13,403 $     8,094
Total Revenues                      25,453      19,394      13,403       8,094
Costs of revenues                  (10,103)    (22,945)     (6,348)     (9,034)
GROSS PROFIT                        15,350      (3,551)      7,055        (940)
OPERATING COSTS
Depreciation expense                 2,228       3,409         495         165
Administrative expense             138,265     113,808      80,431      54,531
Total Operating Costs              140,493     117,217      80,926      54,696
OPERATING INCOME (LOSS)           (125,143)   (120,768)    (73,871)    (55,636)
OTHER INCOME & (EXPENSES)
Interest income                      2,257       1,991       1,070       1,708
Other income                             -         730           -         377
Dividend income                        598         335
Other expenses                           -      (2,800)          -      (2,800)
Net realized
gain (loss)
on sale of marketable
securities                         (14,529)      5,600      (5,889)       (659)
Loss in investment                       -        (792)          -           8
Interest expense                         -        (416)          -         (94)
Total Other Income & (Expenses)    (11,674)      4,313      (4,484)     (1,460)
NET INCOME (LOSS)             $   (136,817)$  (116,455)$  (78,355)$     (57,096)
BASIC EARNINGS
(LOSS) PER SHARE              $    (0.22)  $     (0.20)$    (0.13) $     (0.10)
WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING                        617,639     571,839     623,970     578,135

              TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statement of Comprehensive Income (Loss)
                                 Six Months     Six Months
                                   Ended          Ended
                                  June 30,       June 30,
                                    2005          2004
                                  Unaudited     Unaudited


Net Income (Loss)
Net of Tax                      $    (136,817) $(116,455)

Other Comprehensive Income (Loss) :
Unrealized gain
(loss) on securities                   (6,583)   (28,846)

Total Other Comprehensive
Income (Loss)                          (6,583)   (28,846)

Other Comprehensive Income (
Loss) Before Income Taxes              (6,583)   (28,846)

Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)                 -      4,323
Total Other Comprehensive
Income (Loss)                    $    (6,583) $  (24,523)



                                Three Months    Three Months
                                   Ended           Ended
                                  June 30         June 30
                                   2005             2004
                                Unaudited         Unaudited


Net Income (Loss)
Net of Tax                       (78,355)       $  (57,096)

Other Comprehensive
Income (Loss) :
Unrealized gain
(loss) on securities                4,786           6,012

Total Other Comprehensive
Income (Loss)                       4,786           6,012

Other Comprehensive Income
(Loss) Before Income Taxes          4,786           6,012

Income Tax (Provision) Benefit
related to Items of
Comprehensive Income (Loss)             -            (902)
Total Other Comprehensive
Income (Loss)
                                 $  4,786        $  5,110

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




                                            Received     Accumulated
                                            Earnings       Other         Total
                                           (deficit)     Comprehensive
                                                         Income/(Loss)

Balance, December 31, 2000                    (1,045,230)   (27,122)   3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                    -         -         8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -         -        30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -         -         3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -         -             -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -         -        96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -         -        10,800

October 1, 2001 cancellation of
stock subscription                                     -         -            -

Other comprehensive loss December 31, 2001             -      (83,991)  (83,991)

Net income for the year ended
December 31, 2001                                 56,249         -        56,249

Balance, December 31, 2001                      (988,981)    (111,113) 3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                   -         -      (29,266)

On October 15, 2002 preferred stock
converted to common stock at 2
for 1 ratio                                            -         -            -

Other comprehensive loss December 31, 2002             -     (529,501) (529,501)

Net loss for the year ended
December 31, 2002                             (1,457,825)        -   (1,457,825)

Balance, December 31, 2002                    (2,446,806)    (640,614) 1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share              -         -        5,500

Other comprehensive loss December 31, 2003             -      (12,471)  (12,471)

Net loss for the year ended
December 31, 2003                               (684,860)        -     (684,860)

Balance, December 31, 2003                    (3,131,666)    (653,085)   781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share              -         -         5,500

Other comprehensive loss December 31, 2004             -      (44,286)  (44,286)

Net loss for the year ended
December 31, 2004                               (184,490)        -     (184,490)

Balance, December 31, 2004                    (3,316,156)    (697,371)   558,603

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share              -         -        5,500

Treasury stock                                         -         -      (11,000)

Other comprehensive loss June 30, 2005                 -       (6,583)   (6,583)

Net loss for the six months ended
June 30, 2005                                   (136,817)        -     (136,817)

Balance, June 30, 2005                  $(3,452,973    $  (703,954) $   409,703

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows
                                      Six Months   Six Months  Three Months
                                        Ended        Ended        Ended
                                       June 30,    June 30,      June 30,
                                         2005        2004          2005
                                      Unaudited   Unaudited     Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                $    (136,817)$  (116,455)$  (78,355)
Adjustments to reconcile
net income to net
cash provided by (used in)
operating activities:
Depreciation expense                      2,228       3,409         495
Common stock issued
for services                              5,500       5,500           -
(Increase) decrease in
available for sale securities            12,118      38,949      12,118
Changes in operating assets
and liabilities:                              -
(Increase) decrease
in accounts receivable                   22,630     (99,637)     85,482
(Increase) decrease
in prepaid expenses                           -           -       2,701
(Increase) decrease
in loan receivable                       (8,671)          -     (82,660)
Increase (decrease)
in accounts payable                     (12,203)      4,537        (537)
Increase (decrease)
in security deposits                          -           -           -
Net (gain) / loss
on investments                                -         792           -
Purchase of trading
securities                                5,058      (3,040)          -
Net Cash Provided by
(Used in) Operating Activities         (110,157)   (165,945)    (60,756)
CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by
(Used in) Investing Activities                -          -            -
CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on line
of credit                                (1,331)       (984)       (931)
Payments on loan
payable                                 (12,686)      2,661      (3,005)1
Treasury stock                          (11,000)          -           -
Net Cash Provided
by (Used in) Financing Activities       (25,017)      1,677      (3,936)
Net Increase (Decrease) in Cash        (135,172)   (164,268)    (64,691)
Cash at Beginning of Period             196,444     411,614     125,963
Cash at End of Period              $    61,272 $    247,346 $    61,272
Supplemental Cash
Flow Disclosures:
Cash paid during
period for interest                $         - $    23,692 $      (322)
Cash paid during
period for taxes                   $         - $         - $         -
Schedule of Non-Cash
Activities:
Common stock issued
for accrued services               $     5,500 $     5,500 $         -
Common stock received
for services                       $         - $         - $         -







                                        Three Months
                                           Ended
                                          June 30
                                           2004
                                        Unaudited


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $ (57,096)
Adjustments to reconcile
net income to net
cash provided by (used in)
operating activities:
Depreciation expense                         165
Common stock issued
for services                                   -
(Increase) decrease in
available for sale securities             32,869
Changes in operating assets
and liabilities:
(Increase) decrease
in accounts receivable                   (98,988)
(Increase) decrease
in prepaid expenses                       40,000
(Increase) decrease
in loan receivable                             -
Increase (decrease)
in accounts payable                        2,493
Increase (decrease)
in security deposits                           -
Net (gain) / loss
on investments                                (8)
Purchase of trading
securities                                     -
Net Cash Provided by
(Used in) Operating Activities           (80,565)
CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by
(Used in) Investing Activities                 -
CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on line
of credit                                   (556)
Payments on loan
payable                                    2,261
Treasury stock                                 -
Net Cash Provided
by (Used in) Financing Activities          1,705
Net Increase (Decrease) in Cash          (78,860)
Cash at Beginning of Period              326,206
Cash at End of Period                  $ 247,346
Supplemental Cash
Flow Disclosures:
Cash paid during
period for interest                    $   9,032
Cash paid during
period for taxes                   $           -
Schedule of Non-Cash
Activities:
Common stock issued
for accrued services                   $   2,597
Common stock received
for services                       $           -

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


NOTE 3 -   DESCRIPTION OF BUSINESS

The Company operates through its three subsidiaries:

1. RB Capital and Equities, Inc., is a financial services corporation that operates a merger and acquisition consulting business. The company does corporate filing and capital reorganization business for small emerging private and public corporations.
2.    HRM, Inc., is presently inactive in the healthcare industry.
3. Corporate Capital Formation, Inc., is a financial services corporation that operates a merger and acquisition consulting business.

Triad Industries, Inc., (the parent company) is now a holding company.

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

Item 3. Controls and Procedures


As of June 30, 2005, the Company carried out an evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to amend this filing as described under the "Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005.
In connection with this second evaluation and based upon the Company's decision to amend this filing for the fiscal year ended June 30, 2005, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2005. The Company determined during June 30, 2005 the evaluation that a more thorough review of the Company's financial statements and periodic filings needs to occur before these items are filed with the SEC. The more thorough review process will be effective for the first filing after February 15, 2006.

During the quarter ended June 30, 2005, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.



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