Form 10QSB/A
period 2005-09-30
TRIAD INDUSTRIES INC
filed 2006-02-22
CIK 1092105

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

                Signatures                                             S-1
                                       ii

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A is being filed by the registrant to amend the registrant's Quarterly Report on Form 10-QSB/A for the period ended September 30, 2005, filed with the Securities and Exchange Commission on December 12, 2005, to correct the explanation of an error regarding, a calculation that affects only the nine months year to date general and administrative expenses by increasing this amount by $24,128. The entry does affect net income by this same amount. These corrections are also contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I. This Amendmend No.2 on Form 10 QSB/A was also filed to correct three other issues. Diluted earnings per share was removed, per Paragraph 16 of SFAS 128. Purchases of trading securities have been reclassified from investing cash flows to operating cash flows. Also, the Company refiled its Sarbanes-Oxley Certifications pursuant to Item 601(b)(31) of Regulation SB. Due to these issues the Company has expanded the Controls and Procedures section of this 10QSB/A. Except for the foregoing, no information included in the Initial Amendment is amended by this Form 10-QSB/A.


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

/s/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

November 10, 2005
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                             ASSETS

                                 As of        As of
                            September 30,    December 31,
                                 2005          2004
                             Unaudited
CURRENT ASSETS
Cash                            $148,606   $196,444
Accounts receivable               29,223     61,566
Available for sale securities     14,370     42,102
Trading securities                     -    121,768
Prepaid expenses                       -      8,987
Loan receivable                   76,660     73,989
Total Current Assets             268,859    504,856
NET PROPERTY & EQUIPMENT          27,231     31,124
OTHER ASSETS
Investment in other companies    120,365    120,365
Total Other Assets               120,365    120,365
TOTAL ASSETS                    $416,455   $656,345

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                           As of           As of
                                       September 30,    December 31,
                                           2005             2004
                                       Unaudited
CURRENT LIABILITIES
Accounts payable                       $    18,822    $    31,432
Loans payable                               56,439         63,717
Line of credit                                   -          1,993
Client deposits                                600            600
Total Current Liabilities                   75,861         97,742
TOTAL LIABILITIES                           75,861         97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par
value, 10,000,000 shares
authorized -0- and 7,500 shares
issued and outstanding for
September 30, 2005 and
December 31, 2004, respectively)                 -          7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
627,970 and 578,135 shares issued
and outstanding
as of September 30, 2005 and
December 31, 2004, respectively)               628            578
Additional paid-in capital               4,639,491      4,626,552
Treasury stock                             (10,989)             -
Stock subscription receivable              (62,500)       (62,500)
Accumulated other comprehensive loss      (706,505)      (697,371)
Retained earnings (deficit)             (3,519,531)    (3,316,156)
Total Stockholders' Equity                 340,594        558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                 $   416,455    $   656,345

                TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
          Consolidated Statements of Operations

                                Nine Months        Nine Months
                                  Ended              Ended
                               September 30,      September 30,
                                   2005               2004
                                Unaudited          Unaudited
REVENUES
Consulting income                 $  33,874    $ 138,417
Total Revenues                       33,874      138,417
Costs of revenues                   (11,867)     (37,653)
GROSS PROFIT                         22,007      100,764
OPERATING COSTS
Depreciation expense                  3,223        5,515
Bad debt                             24,128            -
Administrative expense              192,826      229,435
Total Operating Costs               220,177      234,950
OPERATING INCOME (LOSS)            (198,170)    (134,186)
OTHER INCOME & (EXPENSES)
Interest income                       2,674        3,308
Other income                              -        1,098
Dividend income                         598
Other expenses                            -            -
Net realized gain (loss) on
sale of marketable securities        (8,477)       7,623
Loss in investment                        -       (1,765)
Interest expense                          -         (496)
Total Other Income & (Expenses)      (5,205)       9,768
NET INCOME (LOSS)                 $(203,375) $  (124,418)$
BASIC EARNINGS (LOSS) PER SHARE   $   (0.34)  $    (0.22)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           599,202      573,953






                                Three Months       Three Months
                                  Ended              Ended
                               September 30,      September 30,
                                    2005              2004
                                Unaudited          Unaudited

REVENUES
Consulting income                 $   8,421    $  74,023
Total Revenues                        8,421       74,023
Costs of revenues                    (1,764)     (14,708)
GROSS PROFIT                          6,657       59,315
OPERATING COSTS
Depreciation expense                    995        2,106
Bad debt                             24,128            -
Administrative expense               54,561       70,627
Total Operating Costs                79,684       72,733
OPERATING INCOME (LOSS)             (73,027)     (13,418)
OTHER INCOME & (EXPENSES)
Interest income                         417        1,317
Other income                              -          368
Dividend income                           -            -
Other expenses                            -        2,800
Net realized gain (loss) on
sale of marketable securities         6,052        2,023
Loss in investment                        -         (973)
Interest expense                          -          (80)
Total Other Income & (Expenses)       6,469        5,455
NET INCOME (LOSS)                 $ (66,558)   $  (7,963)
BASIC EARNINGS (LOSS) PER SHARE   $   (0.11)   $   (0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           625,437      578,135

                 TRIAD INDUSTRIES, INC.
          (Formerly RB Capital & Equities, Inc.)
   Consolidated Statements of Comprehensive Income (Loss)

                                                       Nine Months   Nine Months
                                                          Ended         Ended
                                                      September 30,September 30,
                                                          2005           2004
                                                       Unaudited     Unaudited

Net Income (Loss) - Net of Tax                          $(203,375)   $(124,418)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       (9,134)     (28,846)
Total Other Comprehensive Income (Loss)                    (9,134)     (28,846)
Other Comprehensive Income (Loss) Before Income Taxes (9,134) (28,846) Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -        4,323
Total Other Comprehensive Income (Loss)                 $  (9,134)   $ (24,523)








                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                     September 30, September 30,
                                                         2005           2004
                                                      Unaudited      Unaudited

Net Income (Loss) - Net of Tax                          $(66,558)   $ (7,963)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       4,786       6,012
Total Other Comprehensive Income (Loss)                    4,786       6,012
Other Comprehensive Income (Loss) Before Income Taxes      4,786       6,012
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                -        (902)
Total Other Comprehensive Income (Loss)                 $  4,786    $  5,110

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Stockholders' Equity
                From December 31, 2000 through September 30, 2005


                               PreferredPreferred Common    Common Treasury
                                Shares   Stock    Shares   Stock     Stock


 Balance, December  31, 2000     42,500   42,500  433,972      433

Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share                2,500        3

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                    7,238        7

Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share                1,255        1

Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                   35,000       35

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 45,000       45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                      18,000       18

 October 1, 2001 cancellation of
 stock subscription                               (35,000)     (35)

 Other comprehensive loss December 31, 2001

Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001     42,500   42,500  507,965      507         -

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share             (73,165)     (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2 (35,000)t(35,000)  70,000       70

Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002

 Balance,  December 31, 2002      7,500    7,500  504,800      504         -

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share         27,500       28

 Other comprehensive loss December 31, 2003
 Net loss for the year ended
 December 31, 2003

Balance,  December 31, 2003      7,500    7,500  532,300      532         -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share         45,835       46

 Other comprehensive loss December 31, 2004

Net loss for the year ended
 December 31, 2004

 Balance,  December 31, 2004     7,500    7,500  578,135      578         -

 Stock issued on January 26, 2005 for
 accrued services rendered @ $0.12 a share         45,835       46

Treasury stock                                    (11,000)     (11)  (10,989)

Convert Preferred stock to common(7,500)  (7,500)  15,000       15

 Other comprehensive loss September 30, 2005

 Net loss for the nine months ended
 September 30, 2005

 Balance,  September 30, 2005 (Unaudited)  -    $ -  627,970    $ 628 $ (10,989)





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

                 TRIAD INDUSTRIES, INC.
         (Formerly RB Capital & Equities, Inc.)
         Consolidated Statements of Cash Flows

                                                 Nine Months    Nine Months
                                                   Ended           Ended
                                                 September 30,  September 30,
                                                   2005             2004
                                                 Unaudited      Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $(203,375)   $(124,418)

Adjustments to reconcile net income to net

cash provided by (used in) operating activities:

Depreciation expense                                   3,223        5,515

Common stock issued for services                       5,500        5,500

(Increase) decrease in available
for sale securities                                  135,308       17,000

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable            32,343      (54,659)

(Increase) decrease in prepaid expenses                8,987       (8,988)

(Increase) decrease in loan receivable                (2,671)           -

Increase (decrease) in accounts payable              (12,610)         307

Increase (decrease) in security deposits                   -        1,224

Net (gain) / loss on investments                           -        1,765

Purchase of trading securities                         5,058            -

Net Cash Provided by (Used in)
Operating Activities                                 (28,237)    (156,754)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease fixed assets                         670            -

Net Cash Provided by (Used in)
Investing Activities                                     670            -

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on line of credit                            (1,993)      (1,603)

Payments on loan payable                              (7,278)         918

Treasury stock                                       (11,000)           -

Net Cash Provided by (Used in)
Financing Activities                                 (20,271)        (685)

Net Increase (Decrease) in Cash                      (47,836)    (157,439)

Cash at Beginning of Period                          196,444      411,614

Cash at End of Period                              $ 148,608    $ 254,175

Supplemental Cash Flow Disclosures:

Cash paid during period for interest               $       -    $     496

Cash paid during period for taxes                  $       -    $       -

Schedule of Non-Cash Activities:

Common stock issued for accrued services           $   5,500    $   5,500


Common stock received for services                 $       -    $  17,000
















                                                   Three Months   Three Months
                                                      Ended         Ended
                                                  September 30,  September 30,
                                                     2005            2004
                                                  Unaudited       Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (66,558)   $  (7,963)

Adjustments to reconcile net income to net

cash provided by (used in) operating activities:

Depreciation expense                                     995        2,106

Common stock issued for services                           -            -

(Increase) decrease in available
for sale securities                                  123,188      (21,949)

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable             9,713       44,978

(Increase) decrease in prepaid expenses                8,988       (8,988)

(Increase) decrease in loan receivable                 6,000            -

Increase (decrease) in accounts payable                 (407)      (4,230)

Increase (decrease) in security deposits                   -        1,224

Net (gain) / loss on investments                           -          973

Purchase of trading securities                             -        3,040

Net Cash Provided by (Used in)
Operating Activities                                  81,919        9,191

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease fixed assets                         670            -

Net Cash Provided by (Used in)
Investing Activities                                     670            -

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on line of credit                              (662)        (619)

Payments on loan payable                               5,408       (1,743)

Treasury stock                                             -            -

Net Cash Provided by (Used in)
Financing Activities                                   4,746       (2,362)

Net Increase (Decrease) in Cash                       87,336        6,829

Cash at Beginning of Period                           61,272      247,346

Cash at End of Period                              $ 148,608    $ 254,175

Supplemental Cash Flow Disclosures:

Cash paid during period for interest               $    (322)   $   9,032

Cash paid during period for taxes                $         -   $        -

Schedule of Non-Cash Activities:

Common stock issued for accrued services         $         -   $        -


Common stock received for services               $         -    $  17,000

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

Item 3. Controls and Procedures


As of September 30, 2005, the Company carried out an evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to amend this filing as described under the "Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. In connection with this second evaluation and based upon the Company's decision to amend this filing for the fiscal year ended September 30, 2005, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2005. The Company determined during September 30, 2005 the evaluation that a more thorough review of the Company's financial statements and periodic filings needs to occur before these items are filed with the SEC. The more thorough review process will be effective for the first filing after February 15, 2006.

During the quarter ended September 30 2005, there was no change in the C ompany's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.



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