Form 10KSB/A
period 2004-12-31
TRIAD INDUSTRIES INC
filed 2006-02-28
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A
                                 (Amendment #2)

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


SIGNATURES                                                                  S-1

This Amendment No. 2 on Form 10-KSB/A is being filed by the registrant to amend the registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on
October 31, 2005, solely to amend the Controls and Procedures section of the filing. Except for the foregoing, no information included in the Initial Report is amended by this Form 10-KSB/A.


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

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8a. Controls and Procedures

         As of December 31, 2004, the Company carried out an evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and were effective at such time. However, prior to the date of the filing of this Form 10-KSB/A and as a result of the Company's decision to amend this filing as described under the "Explanatory Note" in this Form 10-KSB/A above, the Company completed a second evaluation under the supervision of the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. In connection with this second evaluation and based upon the Company's decision to amend this filing for the fiscal year ended December 31, 2004, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions.

The Company determined during the evaluation that a more thorough review of the Company's financial statements and periodic filings needs to occur before these items are filed with the SEC. The more thorough review process will be effective for the first filing after February 15, 2006.

During the quarter ended December 31, 2004, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.



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