Form 10KSB/A
period 2004-12-31
TRIAD INDUSTRIES INC
filed 2006-03-07
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A
                                 (Amendment #3)

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


SIGNATURES                                                                  S-1

This Amendment No. 3 on Form 10-KSB/A is being filed by the registrant to amend the registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 28, 2006. The amendment was filed to correct the following exhibits 31.1, 31.2, 99.1 and 99.2 due to being filed in an improper format. The Company also expanded Note 2i, Revenue Recognition and Deferred Revenue to comply with SAB 101. Except for the foregoing, no information included in Amendment #2 as filed is amended by this Form 10-KSB/A.


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

i.  Revenue Recognition and Deferred Revenue

The Company derives its revenue from providing consulting services. Revenue is recognized as services are provided. The Company recognizes revenue from financial services when the following conditions exist:

Persuasive evidence of an arrangement exists between a customer and the Company (normally via a contract).

Services have been rendered,

The Companies price to the customer is fixed or determinable (and accepted), and

Collectability is reasonably assured.

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

Item 13.  Exhibits and Reports on 8-K
23.1             Consent Letter
31.1             Certification of the CEO Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002
31.2             Certification of the CFO Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                     TRIAD INDUSTRIES, INC.

                                                     By:/s/ Linda Bryson
                                                         Linda Bryson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                            Title                        Date


by: /S/ Linda Bryson                 President                   02/17/2006
    Linda Bryson

by: /S/ Michael Kelleher             Sec. / Treas. / CFO         02/17/2006
    Michael W. Kelleher