Form 10KSB
period 2005-12-31
TRIAD INDUSTRIES INC
filed 2006-03-31
CIK 1092105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        x Annual Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                 (Fee required)
                   For the fiscal year ended December 31, 2005
                                       Or
       Transition Report pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934
                                (No Fee Required)
                        Commission File Number: 000-28581
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


Common Stock                                  627,970 Shares Outstanding
$0.001 par value                                as of December 31, 2005

Documents Incorporated by reference

Certain information required by Part III of this Form 10-KSB is included by reference to the Company's definitive proxy statement filed in accordance with rule 14a-101, Schedule 14A.

Traditional Small Business Disclosure Format (check one):    X      Yes     No

The issuers revenues for its most recent year were $28,161.

                             TRIAD INDUSTRIES, INC.
                                TABLE OF CONTENTS


                                   PART I                               Page

Item 1.          Description of Business                                 2
Item 2.          Description of Property                                 5
Item 3.          Legal Proceedings                                       6
Item 4.          Submission of Matter to a Vote of Security Holders     6


                         PART II

Item 5.          Market for Common Equity and Related Stockholder Matters  6
Item 6.          Managements Discussion and Analysis or Plan of Operation  10
Item 7.          Financial Statements                                      15
Item 8.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   35
Item 8a.        Controls and Procedures                                    35

                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act     35
Item 10.         Executive Compensation                                    37
Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                            38
Item 12.        Certain Relationships and Related Transactions             39
Item 13.        Exhibits and Reports on Form 8-K                           40
Item 14.        Accountants                                                40


SIGNATURES                                                                 S-1

ITEM     1.       Description of Business

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

     On March 15, 1999 at a Special Meeting of the Shareholders HRM (1) reversed its common stock on a one for ten (1:10) basis from 262,836 to 26,337 shares outstanding. Also at the Special Meeting of Shareholders, HRM ratified a plan of reorganization whereby Healthcare Resource Management would acquire 100% of the outstanding shares of common stock of RB Capital and its subsidiaries (Gam Properties and Miramar Road Associates) for 253,408 shares of HRM post split common stock and 35,000 shares of $20.00 preferred stock. (Gam Properties and Miramar Road became subsidiaries of RB Capital on February 26, 1999. RB Capital & Equities had a note payable to American Health Systems, Inc., for $1.4 million for these subsidiaries. This note was retired by issuance of 35,000 $20.00 preferred shares and 18,667 shares of pre split common stock to American Health Systems, Inc. for the above mentioned note.) RB Capital and Equities was a non-trading publicly owned company. The Company has approximately 400 shareholders. The only significant shareholder was American Health Systems, Inc. who owned 18,667 (23.5%) of common shares before the merger and 56,000 (17.5%) of common shares after the merger. The 35,000 shares of preferred stock that were issued to American Health Systems, Inc. was for a note payable for the 99% interest RB Capital had acquired in Miramar Road Associates on February 28, 1999. The acquisition was accounted for as a re-capitalization of RB Capital because the shareholders of RB Capital controlled HRM after the acquisition. Therefore, RB Capital is treated as the acquiring entity for accounting purposes and HRM is the surviving entity for legal purposes.

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

     As of December 31, 2005 the Company had 627,970 shares of $.001 par value common stock outstanding.

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

Employees

           Including its officers and directors the consolidated operations employ 3 full time employees and one part time employee. There are three full time employees in the financial services sector (RB Capital & Equities, Inc. and Corporate Capital Formation, Inc.). The companies also use independent consultants for a variety of tasks.

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

     Corporate Capital Formation, Inc. occupies a 320 square foot office located at 6565 Spencer Street, Las Vegas, NV 89119, which is rented from Devton International Inc. on a month to month lease at the rate of $375.

Item 3.  Legal Proceedings

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

         The above mentioned case was dismissed in late June of 2005.


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

     The Companies common stock is traded in the NASD Electronic Pink Sheets under the symbol TDII. The company stock has, during the fiscal year ending December 31, 2005, traded between $.11 and $.25 per share. The number of shares of record of common stock, $.001 par value, of the Company was 627,970 as of December 31, 2005. It should be noted that the Company declared a one for twenty reverse stock split, which was effective on February 28, 2003.

The high and low bid price quotations for the common stock, as reported NASDAQ are as follows for the periods indicated:

                                             Low              High

Qtr Ended 3-31-04                             $.08               $.12
Qtr Ended 6-30-04                             $.08               $.30
Qtr Ended 9-30-04                             $.10               $.50
Qtr Ended 12-31-04                            $.10               $.25
Qtr Ended 3-31-05                             $.12               $.20
Qtr Ended 6-30-05                             $.11               $.30
Qtr Ended 9-30-05                             $.15               $.25
Qtr Ended 12-31-05                            $.15               $.25

     As of December 31, 2005, the Company has issued and outstanding 627,970 shares of common stock outstanding to 420 shareholders of record, which figure does not take into account those shareholders whose certificates that are held in the name of broker-dealers.

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

     On March 15, 2005, the Company issued 34,375 shares of common stock to its officers and directors for services that were accrued on the Company's financial statements as of December 31, 2004. Each of the three directors received 3,125 shares of common stock at $.16 per share or directors fees of $500. Each of the two officers received 12,500 common shares at $.12 per share or officers fees of $2,000. Total consideration was $5,500.

Furthermore, in conjunction with the legal matters above (See Legal Proceedings), the Company re-acquired the holdings of Mr. Smith and Canyon Capital Marketing, Inc. A total of 4,500 shares of common stock were acquired for $11,000 and the Company has classified this transaction under treasury stock.

     On September 22, 2005, a holder our preferred securities converted their shares to common. This reduced the number of outstanding preferred shares from 7,500 to zero and increased our outstanding common shares by 15,000.

     All of the above issued shares were issued in accordance with section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of December 31, 2005 the Company has a total of 627,970 shares of common stock outstanding.

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

     As of December 31, 2005, there are no warrants outstanding.

     No common stock has been proposed to be offered publicly by the Company.

     The preferred stock is (1) non- voting stock, (2) convertible at the second anniversary from issuance on a two for one (2:1) basis to common stock, (3) has a preference over common stock to be paid $1.00 per share as a preferential liquidation.

As of December 31, 2005, there was no Preferred Stock outstanding.

Dividend Policy

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.


Item 6.  Managements Discussion and Analysis or Plan of Operation

     The following discussion pertains to the Company's results of operations as of the years ended December 31, 2005 and 2004. The Company consolidates the operations of RB Capital and Equities, Inc., Corporate Capital Formation, Inc.

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

Results of Operations

     Revenues totaled $28,161 as of December 31, 2005, compared to $92,713 as of December 31, 2004; this is a decrease of approximately 70%. The decrease can be mostly explained by the decrease in financial services revenue which is explained above.

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

     The Company had a net loss for the year ended December 31, 2005, of $242,855, compared to a net loss of $184,490, for the same period of 2004. The increase in the net loss can be largely explained due to the large decrease in revenues to offset expenses. Also, contributing to the loss was approximately $60,000, the Company spent to defend itself from the lawsuit by Mr. Smith (See
Legal Proceedings), which was ultimately dismissed in late June of 2005.A $38,850 increase in bad debt expense further contributed to the $80,129 increase in the net loss as of December 31, 2005.There was a $1,353 decrease in depreciation and amortization. General and administrative costs were flat when comparing 2004 to 2003. The Company recognized a gain of $4,872 in 2005 compared to a gain of $11,211 from the sale of securities. Interest income decreased approximately $2,500, when comparing 2005 to 2004.

                                              Income Statement Summary
                                                            December 31
                                                       2005              2004

Revenues                                             $  28,161        $  92,713

Total Operating Costs                                  280,484          292,022

Income (Loss) from Operations                         (252,323)        (199,309)

Other Income/ (Expense)                                  9,468           14,819

Net Income / (Loss) From
Continuing Operations Before Taxes                    (242,855)        (184,490)


Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement will not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The adoption of this statement will not impact the Company's financial position, results of operations, or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Inflation

     In the opinion of management, inflation will not have a material effect on the perations of Triad Industries Inc.


Liquidity and Capital Resources

     The Company has approximately an 4:1 current ratio. As of December 31, 2005 the Company has $206,360 in current assets compared to $504,856 for the same period of

2004. For the year ended December 31, 2005 cash decreased $85,752 and trading securities decreased $121,768, primarily to support operations. Accounts receivable decreased $40,066, primarily to due bad debt, prepaid expenses decreased $8,987, due to the benefit being used and loans receivable decreased $19,052.

    Current liabilities decreased from $97,742 for the year ended December 31, 2004 to $51,875 for the year ended December 31, 2005. The Company's line of credit decreased $1,993, when comparing 2004 to 2005. Other significant decreases in liabilities included a $12,296 decrease in accounts payable, due to an accrual for legal fees in conjunction with the Company's lawsuit being in the 2004 balance and not 2005. Also, loans payable decreased $31,578, due to the Company paying down the loans.


                              Balance Sheet Summary
                                   December 31

                                                        2005              2004

Total Current Assets                                    206,360          504,856
Property (net)                                           26,906           31,124

Total Assets                                            353,631          656,345

Current Liabilities                                      51,875           97,742

Long Term Liabilities                                         -                -

Total Liabilities                                        51,875           97,742

Total Stockholders Equity                               301,756          558,603

Total Liabilities and
Stockholders Equity                                     353,631          656,345

          Triad Industries, Inc., has $ 206,360 in current assets including $ 110,692 in cash. The Company believes the $19,231 it holds in available for sale and trading securities to be very liquid. The marketable securities can be converted to cash in under three days. The Company holds $21,500 in accounts receivable. This is also liquid, however; this liquidity depends on the party the amount is due from. Allowances for bad debt have been made where appropriate. The Company holds $ 54,937 in notes receivable.

     Due to the fact Triad Industries is a consolidated parent holding company riad Industries, Inc. will use free cash flow if available from RB Capital & Equities, Inc. and Corporate Capital Formation, Inc. to satisfy Triads short- term cash requirements.

     In the event, outside funding is necessary; the Company will investigate the possibility of interim financing, either debt or equity, to provide capital ..Although, management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placements of its securities and/or public offering.

Net Operating Losses

     The Company has accumulated $(3,559,775) of net operating losses and other comprehensive losses of $(705,863) as of December 31, 2005, which may used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. It should be noted that the company has expensed a deferred tax benefit on the books in the amount of $935,343 as of December 31, 2003. Therefore, no tax benefit is any longer presented on the Company's books.

     In the event of certain changes in control of the Company, there will be an annual limitation on the amount of the net operating loss carry-forwards which can be used. The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully market its services if and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Off Balance Sheet Disclosures

The Company is not party to any off balance sheet arrangements.

Item 7.  Financial Statements and Supplementary Data

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation


Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD


To the Board of Directors
Triad Industries, Inc.
(Formerly RB Capital & Equities, Inc.)


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Triad Industries, Inc. (Formerly RB Capital & Equities, Inc.) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/_Armando C. Ibarra_______________
------------------------------------
ARMANDO C. IBARRA, C.P.A. - APC

March 27, 2006
Chula Vista, California

                      TRIAD INDUSTRIES, INC.
              (Formerly RB Capital & Equities, Inc.)
                    Consolidated Balance Sheets
                              ASSETS
                                                        As of           As of
                                                     December 31,   December 31,
                                                        2005             2004
CURRENT ASSETS
Cash                                                   $110,692         $196,444
Accounts receivable - net                                21,500           61,566
Available for sale securities                            19,231           42,102
Trading securities                                            -          121,768
Prepaid expenses                                              -            8,987
Loan receivable                                          54,937           73,989
Total Current Assets                                    206,360          504,856
NET PROPERTY & EQUIPMENT                                 26,906           31,124
OTHER ASSETS
Investment in other companies                           120,365          120,365
Total Other Assets                                      120,365          120,365
TOTAL ASSETS                                           $353,631         $656,345

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
                      Consolidated Balance Sheets
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       As of          As of
                                                     December 31,  December 31,
                                                       2005            2004
CURRENT LIABILITIES
Accounts payable                                   $    19,136      $    31,432
Loans payable                                           32,139           63,717
Line of credit                                               -            1,993
Client deposits                                            600              600
Total Current Liabilities                               51,875           97,742
TOTAL LIABILITIES                                       51,875           97,742
STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value,
10,000,000 shares
authorized -0- and 7,500 shares
ssued and outstanding for
December 31, 2005 and
2004, respectively)                                          -            7,500
Common stock ($0.001 par value,
50,000,000 shares authorized
638,970 and 578,135 shares
issued and outstanding
as of December 31, 2005
and 2004, respectively)                                    628              578
Additional paid-in capital                           4,639,491        4,626,552
Treasury stock                                         (10,989)               -
Stock subscription receivable                          (62,500)         (62,500)
Accumulated other comprehensive loss                  (705,863)        (697,371)
Retained earnings (deficit)                         (3,559,011)      (3,316,156)
Total Stockholders' Equity                             301,756          558,603
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                             $   353,631      $   656,345

                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
                Consolidated Statements of Operations
                                                     Year Ended      Year Ended
                                                    December 31,    December 31,
                                                        2005            2004
REVENUES
Consulting income                                    $  28,161        $  92,713
Total Revenues                                          28,161           92,713
Costs of revenues                                       (6,492)         (51,128)
GROSS PROFIT                                            21,669           41,585
OPERATING COSTS
Bad debt expense                                        38,850                -
Depreciation expense                                     2,651            4,004
Administrative expense                                 232,491          236,890
Total Operating Costs                                  273,992          240,894
OPERATING INCOME (LOSS)                               (252,323)        (199,309)
OTHER INCOME & (EXPENSES)
Interest income                                          3,907            6,468
Other income                                               689                -
Net realized gain (loss)
on sale securities                                       4,872           11,211
Loss in investment                                           -           (2,272)
Interest expense                                             -             (588)
Total Other Income & (Expenses)                          9,468           14,819
NET INCOME (LOSS)                                    $(242,855)       $(184,490)
BASIC EARNINGS (LOSS) PER SHARE                      $   (0.39)       $   (0.32)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              624,981          576,831

                        TRIAD INDUSTRIES, INC.
                (Formerly RB Capital & Equities, Inc.)
        Consolidated Statements of Comprehensive Income (Loss)
                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                          2005          2004
Net Income (Loss) - Net of Tax                          $(242,855)   $(184,490)
Other Comprehensive Income (Loss) :
Unrealized gain (loss) on securities                       (8,492)     (44,286)
Total Other Comprehensive Income (Loss)                    (8,492)     (44,286)
Other Comprehensive Income (Loss) Before Income Taxes      (8,492)     (44,286)
Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)                 -            -
Total Other Comprehensive Income (Loss)            $    (8,492) $     (697,371)

                             TRIAD INDUSTRIES, INC.
                     (Formerly RB Capital & Equities, Inc.)
                 Consolidated Statements of Stockholders' Equity
                From December 31, 2000 through December 31, 2005

                                  Preferred         Common           Treasury
                               Shares    Stock    Shares     Stock     Stock

 Balance, December  31, 2000    42,500   42,500  433,972       433

 Stock issued on January 15, 2001
 for consulting fees @ $3.40 a share               2,500         3

 Stock issued on January 18, 2001 for
 management fees @ $4.19 a share                   7,238         7

 Stock issued on February 21, 2001
 for consulting fees @ $2.98 a share               1,255         1

 Stock issued on March 1, 2001  to
 management fees @ $3.40 a share                  35,000        35

 Stock issued on June 6, 2001
 for the purchase of Corporate Capital
 Formation, Inc. @ $2.13 per share                45,000        45

 Stock issued on June 22, 2001
 to Directors @ $0.60 a share                     18,000        18

 October 1, 2001 cancellation of
 stock subscription                              (35,000)      (35)

 Other comprehensive loss December 31, 2001

 Net income for the year ended
 December 31, 2001

 Balance,  December 31, 2001    42,500   42,500  507,965       507        -

 January 1, 2002 sale of Northwest
 Medical Clinic, Inc. @ $0.40 a share            (73,165)      (73)

 On October 15, 2002 preferred stock
 converted to common stock at 2(35,000)a(35,000)  70,000        70

 Other comprehensive loss December 31, 2002

 Net loss for the year ended
 December 31, 2002                                                           )

 Balance,  December 31, 2002     7,500    7,500  504,800       504        -

 Stock issued on January 24, 2003 for
 accrued services rendered @ $0.20 a share        27,500        28

 Other comprehensive loss December 31, 2003

 Net loss for the year ended
 December 31, 2003

 Balance,  December 31, 2003     7,500    7,500  532,300       532        -

 Stock issued on January 26, 2004 for
 accrued services rendered @ $0.12 a share        45,835        46

 Other comprehensive loss December 31, 2004

 Net loss for the year ended
 December 31, 2004

  Balance,  December 31, 2004    7,500    7,500  578,135       578        -

 Stock issued on January 26, 2005 for
 accrued services rendered @ $0.12 a share        45,835        46

Treasury stock                                                 (11)    (10,989)

Convert Preferred stock
to common                       (7,500)  (7,500)  15,000        15

 Other comprehensive loss December 31, 2005

 Net loss for the year ended
 December 31, 2005

 Balance,  December 31, 2005         -      $ -  638,970     $ 628  $ (10,989)





                                              Additional
                                               Paid in     Stock     Retained
                                              Capital   Subscription  Earnings
                                                          Receivable  (Deficit)



Balance, December 31, 2000                     4,460,599   (62,500) (1,045,230)

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                8,497

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                   30,317

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                3,739

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                  118,965   (119,000)

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                 95,955

Stock issued on June 22, 2001
to Directors @ $0.60 a share                      10,782

October 1, 2001 cancellation of
stock subscription                              (118,965)    119,000

Other comprehensive loss December 31, 2001

Net income for the year ended
December 31, 2001                                      -         -       56,249

Balance, December 31, 2001                     4,609,889     (62,500)  (988,981)

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share             (29,193)

On October 15, 2002 preferred stock
converted to common stock at
2 for 1 ratio                                     34,930

Other comprehensive loss December 31, 2002

Net loss for the year ended
December 31, 2002                                                    (1,457,825)

Balance, December 31, 2002                     4,615,626   (62,500)  (2,446,806)

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share          5,472

Other comprehensive loss December 31, 2003

Net loss for the year ended
December 31, 2003                                                      (684,860)

Balance, December 31, 2003                     4,621,098

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share          5,454

Other comprehensive loss December 31, 2004

Net loss for the year ended
December 31, 2004                                                      (184,490)

Balance, December 31, 2004                     4,626,552  (62,500)   (3,316,156)

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share          5,454

Treasury stock                                       (11)

Convert Preferred stock to common                  7,485                      -

Other comprehensive loss December 31, 2005

Net loss for the year ended
December 31, 2005                                                      (242,855)

Balance, December 31, 2005                   $ 4,639,491  $(62,500) $(3,559,011)















                                                Accumulated
                                                   Other
                                                Comprehensive         Total
                                                 Income/(Loss)





Balance, December 31, 2000                       (27,122)              3,760,152

Stock issued on January 15, 2001
for consulting fees @ $3.40 a share                    -                   8,500

Stock issued on January 18, 2001 for
management fees @ $4.19 a share                        -                  30,324

Stock issued on February 21, 2001
for consulting fees @ $2.98 a share                    -                   3,740

Stock issued on March 1, 2001 to
management fees @ $3.40 a share                        -                       -

Stock issued on June 6, 2001
for the purchase of Corporate Capital
Formation, Inc. @ $2.13 per share                      -                  96,000

Stock issued on June 22, 2001
to Directors @ $0.60 a share                           -                  10,800

October 1, 2001 cancellation of
stock subscription                                     -                       -

Other comprehensive loss December 31, 2001       (83,991)               (83,991)

Net income for the year ended
December 31, 2001                                      -                  56,249

Balance, December 31, 2001                      (111,113)              3,490,302

January 1, 2002 sale of Northwest
Medical Clinic, Inc. @ $0.40 a share                   -                (29,266)

On October 15, 2002 preferred stock
converted to common stock at
2 for 1 ratio

Other comprehensive loss December 31, 2002      (529,501)

Net loss for the year ended
December 31, 2002                                      -
Balance, December 31, 2002                      (640,614)              1,473,710

Stock issued on January 24, 2003 for
accrued services rendered @ $0.20 a share              -                   5,500

Other comprehensive loss December 31, 2003       (12,471)               (12,471)

Net loss for the year ended
December 31, 2003                                      -               (684,860)

Balance, December 31, 2003                      (653,085)                781,879

Stock issued on January 26, 2004 for
accrued services rendered @ $0.12 a share              -                   5,500

Other comprehensive loss December 31, 2004       (44,286)               (44,286)

Net loss for the year ended
December 31, 2004                                      -               (184,490)

Balance, December 31, 2004                      (697,371)                558,603

Stock issued on January 26, 2005 for
accrued services rendered @ $0.12 a share              -                   5,500

Treasury stock                                         -                (11,000)

Convert Preferred stock to common

Other comprehensive loss December 31, 2005        (8,492)                (8,492)
Net loss for the year ended
December 31, 2005                                      -               (242,855)

Balance, December 31, 2005                   $  (705,863)            $   301,756

                       TRIAD INDUSTRIES, INC.
               (Formerly RB Capital & Equities, Inc.)
                Consolidated Statements of Cash Flows

                                          Year Ended     Year Ended
                                          December 31,   December 31,
                                               2005        2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $           $
                                           (242,855)   (184,490)
Adjustments to reconcile net
income to net
cash provided by (used in)
operating activities:
Depreciation expense                          2,651       4,004
Common stock issued for services              5,500       5,500
Treasury stock                              (11,000)          -
(Increase) decrease in
available for sale securities                22,871           -
(Increase) decrease in
trading securities                          121,768           -
Changes in operating assets
and liabilities:
(Increase) decrease in
accounts receivable                          40,066      26,576
(Increase) decrease in
prepaid expenses                              8,987      (8,987)
(Increase) decrease in
loan receivable                              19,052     (73,989)
Increase (decrease) in
accounts payable                            (12,296)     10,976
Increase (decrease) in security deposits          -       1,224
Net Cash Provided by (Used in)
Operating Activities                        (45,256)   (219,186)
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease
fixed assets                                  1,567           -
Net Cash Provided by (Used in)
Investing Activities                          1,567           -
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of
credit net of payments                       (1,993)     (2,361)
Proceeds (borrowing)
from loan payable                           (31,578)      6,377
Net Cash Provided by (Used in)
Financing Activities                        (33,571)      4,016
Net Increase (Decrease) in Cash             (77,260)   (215,170)
Cash at Beginning of Year                   196,444     411,614
Cash at End of Year                         119,184     196,444
Supplemental Cash Flow Disclosures:
Cash paid during period for interest              -         588
Cash paid during period for taxes                 -           -
Schedule of Non-Cash Activities:
Common stock issued for accrued services      5,500       5,500
Common stock received for services                -           -

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

g.  Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2005 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.

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

i.  Revenue Recognition and Deferred Revenue

The Company recognizes revenue from providing financial services. Revenue is recognized as services are provided. The Company recognizes revenue from financial services when the following conditions exist:

o Persuasive evidence of an arrangement exists between a customer and the Company (normally via a contract). o Services have been rendered, o The price to the customer is fixed or determinable (and accepted).
o        Collectability is reasonably assured.

j.  Line of Credit

The Company no longer has access to the line of credit. There was an outstanding balance of $0 and $1,993 as of December 31, 2005 and 2004, respectively.

k.   Principles of Consolidation

The consolidated financial statements include the accounts of Triad Industries, Inc., the parent Company, Healthcare Management Resources, a Nevada corporation, RB Capital & Equities, Inc., and Corporate Capital Formation Inc., a Nevada corporation. All subsidiaries are wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement will not impact the Company's financial position, results of operations, or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The adoption of this statement will not impact the Company's financial position, results of operations, or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

                                               December 31,        December 31,
                                                2005                    2004


Equipment                                           $  811            $    811
Computer
                                                        20,438           20,438
Furniture
                                                        15,521           16,688
                                          -------------------------------------
$                                                     $ 37,937
                                                                         36,370
Less Accumulated Depreciation                           (9,464)          (6,813)
                                          -------------------------------------
Net Property and Equipment                            $ 26,906         $ 31,124
                                          =====================================


NOTE 4.  OPERATING LEASE

Corporate Capital Formation, Inc. operate its facility under an operating lease agreement with an unrelated party. The Base rent for Corporate Capital Formation, Inc. is $375 per month. Corporate Capital Formation, Inc. is on a month to month basis. Rent expense for 2005 was $4,375.

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

                                                       December 31, December 31,
                                                         2005          2004

Net income (loss) from operations                $         (242,855)  $(184,490)

Basic income / (loss) per share                  $            (0.39)  $  (0.32)
                                               =================================
                                               ================================

Weighed average number of shares outstanding                576,831     624,981
                                               =================================

As of December 31, 2005 there are no preferred shares outstanding. Furthermore, the Company has a retained earnings defecit. Therefore, calculation of diluted earning per share was omitted due to the calculation being antidilutive.


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

At December 31, 2005 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                                              December 31, 2005
                                                      --------------------------

Beg. Retained Earnings                                              $(3,316,156)
Net Income (Loss) for Year ended 12/31/05                              (264,619)
                                                     --------------------------
                                                     --------------------------
Ending Retained Earnings                                            $(3,580,775)

Gross income tax benefit                                            $ 1,450,057
Valuation allowance
                                                                     (1,450,057)
                                                     --------------------------
                                                     --------------------------
Net income tax benefit
                                                           $                  -
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


NOTE 7.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                               Accumulated other
                               Unrealized gain (loss)    on comprehensive income
                                          securities               (loss)


Beginning balance                                $     (0)         $(697,371)

Current-period change                                (8,492)        (8,492)
                                -----------------------------------------------
                                -----------------------------------------------
Ending Balance                                    $  (8,492)          $(705,863)
                                ===============================================

Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26.

NOTE 8.  AVAILABLE FOR SALE SECURITIES

At December 31, 2005, the Company held available for sale securities of the following companies:

                                 Trading Trading   Number of  Mkt. Price    FMV
                                 Symbol   Market    Shares    At Year End    At
                                                                        Year End

Atlantic Syndication                 asni    otc      11,000        0.020    220
American Steller Energy              amrs    pink    240,000        0.080 19,200
Chimera Tech.                        cnoc    otc     100,000        0.110 11,000
Diversified Thermal S.               dvts    otc         920        0.300    276
Nicholas Inv.                        nivi    otc     138,383        0.021  2,958
Oasis Infor. Systems, Inc.           ossi    otc     769,817        0.040  7,698
Millenium Plastics                   mpco    pink     30,000        0.010      0
Global Energy, Inc.                  geng    otc       5,000        0.150    750

                                 Total                                $  19,231


The Company is in accordance with SFAS 130 when reporting the unrealized gains and losses of available for sale securities. All gains and losses are reported in the statement of comprehensive income (loss) as unrealized gains or (losses). Available for sale securities are reported at market value as of December 31, 2005 in accordance with SFAS 115.


NOTE 9.  TRADING SECURITIES

At December 31, 2004, the Company held a total of $121,768 in trading securities. During the 2005 year the Company sold all trading securities that were held and as of December 31, 2005 the Company did not hold any trading securities.

NOTE 10.  INVESTMENTS IN OTHER COMPANIES

At December 31, 2005, the Company held investments in the following companies:

                                            Number of   Value Price     FMV
                                              Shares    At Year End  At Year End
                                             2
Advanced Interactive Inc.                        5,125             0.97    4,979
American Eagle Financial                        55,000             0.10    5,500
Atlantic & Pacific Guarantee                 1,000,000             0.01   18,000
Blue Gold                                      125,000             0.01      125
Carrara                                        325,000             0.00      371
Escondido Capital                              629,810             0.06   41,041
International Sports Marketing, Inc.           100,000             0.01    1,000
Love Calendar (Nevada)                         100,000             0.01    1,000
Love Calendar (Utah)                            25,000             1.00   25,000
Love Concepts                                  100,000             0.01    1,000
Noble Onie                                      25,000             0.10    2,500
Quantum Companies                              110,000             0.01    2,621
Resume Junction                                 20,000             0.10    2,000
Spa International                              245,146             0.00        0
Sterling Electronic Commerce                   300,000             0.05   15,000
The Shops Network                                5,000             0.10      500
Thunder Mountain                               100,000             0.01    1,000
Trans Pacific Group                            100,000             0.01    1,000


Total                                                               $ 120,365


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

On January 26, 2005 the Company issued 45,835 shares of common stock for services valued at $0.12 a shares.

In June of 2005, the Company retired 4,500 shares and returned the shares back to treasury, as part of litigation.

In late 2005, the Company converted 7,500 in preferred stock into 15,000 shares of common stock.


As of December 31, 2005, the Company had 627,970 shares of common stock issued and outstanding.


NOTE 13.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005.

(A) Preferred stock, nonvoting, $ 1.00 par value; 10,000,000 shares authorized; 0 shares issued and outstanding.

(B) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 627,970 shares issued and outstanding.


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

As of December 31, 2005, there were no stock options issued or outstanding.

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

It should be noted that the Company did restate some of their prior 2004 and 2005 quarterly and annual reports. Management believes that they have implemented an improved financial review process that will alleviate the issues that caused the prior restatements.

                                    Part III

Item 9.  Directors, Executive Officers, Control Persons

     The following table sets forth information, to the best of the Companies knowledge as of December 31, 2005 with respect to each director, officers, management as a group and principal shareholders of the Issuer who are shareholders of record or own beneficially, 5% or more of any class of the corporation's common stock. As of December 31, 2005 there were 627,970 shares outstanding.

                                           Title of      Amount
Name                       Position          Class     of Shares     Percentage

Linda Bryson,              President /      Common      80,877  (D)          13%
9980 Scripps Vista Way     Director                     44,433  (I)**     7.5%
# 96
San Diego, CA 92131

Michael Kelleher           Secretary        Common      73,897  (D)        12%
122 E. Grand Ave           Director
Escondido, CA 92025

Roger Coleman Jr.*        Director          Common       9,792  (D)         1%
2175 Zion Park Blvd                                     22,500   (I)         4%
Springdale, UT 84747

Management as a Group Directly                          164,566              26%
           Indirectly                                   66,933              11%


Others owning more than 5%

Escondido Capital, Inc**                    Common      28,903               5%
PO Box 506748
San Diego, CA 92150


     The above percentages are based on 627,970 shares of common stock outstanding on December 31, 2005.

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

     None of the officers and/or directors of Triad Industries, Inc are officers or directors of any other publicly traded corporation, nor have any of the affiliates or promoters of

Triad Industries Inc., have filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The directors will provide their time to Triad Industries affairs on an as needed basis, the exact amount of which is undetermined at this time.

     The business experience of each of the persons listed above during the past five years is as follows:

         Linda M. Bryson, 47, President / Director

Since 2002 Ms. Bryson, has been the President of Triad Industries, Inc. From 1996 to 2002, Ms. Bryson was the President of RB Capital & Equities, Inc., a corporation in the financial services field, which is owned by Triad Industries, Inc. Currently, she is now the Vice President of RB Capital & Equities, Inc. She has served on the board of Spa International, Inc. and is currently the President of Escondido Capital Inc.

         Michael W. Kelleher, 31, Treasurer/ CFO/ Director

Mr. Kelleher received his B.S. degree in accounting from San Diego State University. He is currently the President of RB Capital & Equities, a corporation in the financial services field, which is owned by Triad Industries, Inc. In May of 2005, Mr. Kelleher went to part time status with the Company.

         Roger Coleman Jr., 53, Director

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

Compliance with 16(a) of the Exchange Act

     The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities & Exchange Commission and the Company. The officers and directors of the Company filed these reports in March of 2006, in compliance with 16(a) of the exchange act.

Item 10.  Executive Compensation

     The following table shows the amount of all compensation earned or services in all capacities to the Company for the last two fiscal years for the executive officers as of December 31, 2005

..

                                                                      Restricted
                                                                         Stock
Name                                   Year      Salary      Bonus       Awards


Linda Bryson, President                2005      62,000       1,000           -
Director                               2004      54,000       1,000       2,500*

Michael Kelleher, Treas.               2005      32,490           -           -
Director                               2004      55,469       1,000       2,500*


Roger Coleman Jr.**                    2005           -           -           -
Director                               2004           -           -         500*


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

Item 11.  Security Ownership of Beneficial Owners and Management

     The following table sets forth, as of December 31, 2005*, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (I) each person known to own or more than 5% of our understanding shares of Common Stock, (II) each of our executive officers and directors, and
(III) all of our executive officers and directors as a group:

                                              Amount Approximate
                                                    And Nature       Percentage
                                                  Of Beneficial      of Common
Identity                                            Ownership       Stock Owned
Escondido Capital, Inc.*                             28,903               5%(I)
Linda Bryson*                                       125,310            20.5%(II)

Michael Kelleher                                     73,897              12%(II)
Roger Coleman Jr.*                                   32,292               5%(II)

Management as a Group Directly                      164,566             26%(III)
                                    Indirectly       66,933             12%(III)

    * Ms. Bryson is an officer and director of Escondido Capital, Inc.

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

     On March 15, 2005, the Company issued 34,375 shares of common stock to its officers and directors for services that were accrued on the Company's financial statements as of December 31, 2004. Each of the three directors received 3,125 shares of common stock at $.16 per share or directors fees of $500. Each of the two officers received 12,500 common shares at $.12 per share or officers fees of $2,000. Total consideration was $5,500.

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

                           List of documents filed as part of this report:
                           (a) Exhibits

ITEM 14.  Principal Accountant Fees and Services

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Armand C. Ibarra, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2005: $7,000; and 2004: $6,000.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Armando C. Ibarra, CPA, that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Armando C. Ibarra, CPA, for tax compliance, tax advice, and tax planning is as follows: 2005 $0 and 2004: $1,500.

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

                             TRIAD INDUSTRIES, INC.

                                                     By:/s/ Linda Bryson
                             Linda Bryson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                Title                         Date


/s/ Linda Bryson_                        President                    3/26/2006
----------------
Linda Bryson


/s/ Michael Kelleher                     Sec. / Treas. / CFO          3/26/2006
--------------------
Michael W. Kelleher