Form 10QSB
period 2006-03-31
TRIAD INDUSTRIES INC
filed 2006-06-06
CIK 1092105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended March 31, 2006
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from to ___________

Commission File number 000-28581

DIRECT EQUITY INTERNATIONAL, INC.
(Exact name of small business issuer as registrant as specified in charter)

Nevada 88-0422528
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

3245 Grande Vista Drive, Newbury Park, California 91320
(Address of principal executive office)

Registrants telephone no., including area code (877) 786-8504

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes No and (2) has been subject to such filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2006
Common Stock, $0.001
628,010

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

	Heading	Page
Item 1.	Consolidated Financial Statements	1

Consolidated Balance Sheets March 31, 2006 And December 31, 2005	2

Consolidated Statements of Operations for the three months

Ended March 31, 2006 and 2005	3

Consolidated Statements of Comprehensive Income (Loss)	4

Consolidated Statements of Stockholders Equity	5

Consolidated Statements of Cash Flows for the three months

Ended March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2.	Managements' Discussion and Analysis and
Result of Operations		8-11

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 4.	Submission of Matter to a Vote of Securities Holders

Item 5.	Other Information on Form 8-K

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement

ARMANDO C. IBARRA

Certified Public Accountants

A Professional Corporation

Armando C. Ibarra, C.P.A. Members of the California Society of Certified Public Accountants

Armando Ibarra, Jr., C.P.A., JD Members of the American Institute of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

To the Board of Directors

Direct Equity International, Inc.

(Triad Industries, Inc.)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Direct Equity International, Inc. (Formerly Triad Industries, Inc.) as of March 31, 2006, and the related consolidated statements of operations, statements of comprehensive income, changes in stockholders’ equity, and statements of cash flows for the three months ended March 31, 2006 and 2005. These interim financial statements are the responsibility of Company’s management.

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

__________________________________

ARMANDO C. IBARRA, C.P.A. – APC

May 20, 2006

Chula Vista, California

DIRECT EQUITY INTERNATIONAL, INC.
(Formerly Triad Industries, Inc.)
Consolidated Balance Sheets

ASSETS

	As of	As of
	March 31,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$80,970	$110,692
Accounts receivable - net	23,130	21,500
Available for sale securities	14,331	19,231
Loan receivable	17,659	54,937

Total Current Assets	136,090	206,360

NET PROPERTY & EQUIPMENT	6,710	26,906

OTHER ASSETS
Investment in other companies	120,365	120,365

Total Other Assets	120,365	120,365

TOTAL ASSETS	$263,165	$353,631

DIRECT EQUITY INTERNATIONAL, INC.
(Formerly Triad Industries, Inc.)
Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

REVENUES
Consulting income	$10,267	$12,050

Total Revenues	10,267	12,050
Costs of revenues	(4,059)	(3,755)

GROSS PROFIT	6,208	8,295

OPERATING COSTS
Depreciation expense	995	1,733
Administrative expense	84,112	57,834

Total Operating Costs	85,107	59,567

OPERATING INCOME (LOSS)	(78,899)	(51,272)

OTHER INCOME & (EXPENSES)
Interest income	-	1,187
Dividend income	-	263
Net realized gain (loss) on sale securities	417	(8,640)
Loss on retirement of fixed assets	(14,623)	-
Interest expense	(161)	-

Total Other Income & (Expenses)	(14,367)	(7,190)

NET INCOME (LOSS)	$(93,266)	$(58,462)

BASIC EARNINGS (LOSS) PER SHARE	$(0.15)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	638,970	604,521

DIRECT EQUITY INTERNATIONAL, INC.
(Formerly Triad Industries, Inc.)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Net Income (Loss) - Net of Tax	$(93,266)	$(58,462)

Other Comprehensive Income (Loss) :

Unrealized gain (loss) on securities	(4,483)	(11,369)

Total Other Comprehensive Income (Loss)	(4,483)	(11,369)

Other Comprehensive Income (Loss) Before Income Taxes	(4,483)	(11,369)

Income Tax (Provision) Benefit
related to Items of Comprehensive Income (Loss)	-	-

Total Other Comprehensive Income (Loss)	$(4,483)	$(708,740)

DIRECT EQUITY INTERNATIONAL, INC.
(Formerly Triad Industries, Inc.)
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	March 31,	December 31,
	2006	2005

CURRENT LIABILITIES
Accounts payable	$24,812	$19,136
Loans payable	999	999
Loans payable - (related party)	27,747	31,140
Client deposits	5,600	600

Total Current Liabilities	59,158	51,875

TOTAL LIABILITIES	59,158	51,875

STOCKHOLDERS' EQUITY
Preferred stock ($1.00 par value, 10,000,000 shares
authorized -0- shares issued and outstanding as of
March 31, 2006 and December 31, 2005)	-	-
Common stock ($0.001 par value, 50,000,000 shares
authorized 638,970 shares issued and outstanding
as of March 31, 2006 and December 31, 2005)	628	628
Additional paid-in capital	4,639,491	4,639,491
Treasury stock	(10,989)	(10,989)
Stock subscription receivable	(62,500)	(62,500)
Accumulated other comprehensive loss	(710,346)	(705,863)
Retained earnings (deficit)	(3,652,277)	(3,559,011)

Total Stockholders' Equity	204,007	301,756

TOTAL LIABILITIES

& STOCKHOLDERS' EQUITY	$263,165	$353,631

DIRECT EQUITY INTERNATIONAL, INC.
(Formerly Triad Industries, Inc.)
Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(93,266)	$(58,462)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation expense	995	1,733
Common stock issued for services		5,500
Treasury stock	-	(11,000)
(Increase) decrease in available for sale securities	417	-
(Increase) decrease in trading securities	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,630)	(62,852)
(Increase) decrease in prepaid expenses	-	(2,701)
(Increase) decrease in loan receivable	37,278	73,989
Increase (decrease) in accounts payable	5,676	(11,666)
Increase (decrease) in security deposits	5,000	-

Net Cash Provided by (Used in) Operating Activities	(45,530)	(65,458)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease fixed assets	19,201	5,058

Net Cash Provided by (Used in) Investing Activities	19,201	5,058

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from line of credit net of payments	-	(400)
Proceeds (borrowing) from loan payable - (related party)	(3,393)	-
Proceeds (borrowing) from loan payable	-	(9,681)

Net Cash Provided by (Used in) Financing Activities	(3,393)	(10,081)

Net Increase (Decrease) in Cash	(29,722)	(70,481)

Cash at Beginning of Period	110,692	196,444

Cash at End of Period	$80,970	$125,963

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$-

Cash paid during period for taxes	$-	$-

Schedule of Non-Cash Activities:

Common stock issued for accrued services	$-	$5,500

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 -	SUBSEQUENT EVENT

Subsequent to the March 31, 2006 balance sheet certain stockholders of the Company completed a controlling interest sale of Triad Industries, Inc. The Company’s subsidiaries were spun out in the sale of the parent company. Upon completion of the sale the Company changed the name to Direct Equity International, Inc.

ITEM 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2006, the Company has $136,090 in total current assets, compared to total current assets of $206,360 as of December 31, 2005. The major factor in the reduction of current assets was the use of cash in operations to fund the financial services operation. Also, contributing to the use of cash was the Company defending itself in a lawsuit, which was ultimately dropped in late September of 2005. The Company spent approximately $50,000 defending itself. Currently, the current assets are comprised of $80,090 in cash, $23,130 in accounts receivable, $14,331 in available for sale securities and $17,569 in loans receivable.

As of March 31, 2006, the Company has $59,158 in total current liabilities compared to $51,875 as of December 31, 2005. Accounts payable increased $5,676 and loans payable decreased $3,393.

Results of Operations

For the three months ending March 31, 2006, the Company had a net loss of $93,266 compared to a net loss of $58,462 for the same period of 2005. Administrative expenses increased by approximately $26,288 for the first quarter of 2006 compared to the same period of 2005. The majority of this increase can be attributed to increased salaries and wages. The increase in salaries and wages was approximately $24,000. Other than this increase operating expenses were very comparable with the same period of the year before.

The Company had revenues of $10,267 for the three months ended March 31, 2006, compared with $12,050 for the same period last year. Management cannot attribute the decrease in revenues to anything but a significant decrease in clients requesting services.

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

For the three months ending March 31, 2006, the Company had a net loss of $93,266 compared to a net loss of $58,462 for the same period of 2005. Administrative expenses increased by approximately $26,288 for the first three months of 2006 compared to the same period of 2005. A significant portion of this increase can be attributed to salaries and wages. The increase in salaries and wages was approximately $24,000. Other than this increase operating expenses were very comparable with the same period of the year before. Management further attributes this loss to the lack of business in the financial services sector. For the first three months of 2006, the Company had a gain of $467.00 from the sale of securities, compared to a net loss of $8,640.00 for the same period the year before.

The Company had revenues of $10,267.00 for the three months ended March 31, 2006, compared with $12,050.00 for the same period last year. Management cannot attribute the decrease in revenues to anything but a significant decrease in clients requesting services.

Net Operating Loss

The Company has accumulated approximately $3,652,277 of net operating loss carry-forwards as of March 31, 2006, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation. The loss from the discontinued operation can not be used to offset future income. The use of these to losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carry-forwards, which can be used.

Sale of Common Capital Stock

None.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 3. Controls and Procedures

The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended March 31, 2006, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

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

As of March 31, 2006, the Company has 628,010 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.	33.1 302 Certification of the President
b.	33.2 302 Certification of the CFO
c.	99.1 906 Certification of Makoto Omori
d.	99.2 906 Certification of Toshiaki Sato

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT EQUITY INTERNATIONAL, INC.
(formerly TRIAD INDUSTRIES, INC.)

Dated: June 2, 2006

By:/S/ Makoto Omori
Makoto Omori
President and CEO

By:/S/ Toshiaki Sato
Toshiaki Sato
Treasurer