Form 10QSB
period 2006-06-30
TRIAD INDUSTRIES INC
filed 2006-08-21
CIK 1092105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-28581

DIRECT EQUITY INTERNATIONAL, INC.

(Exact name of small business issuer as registrant as specified in charter)

Nevada                                             87-0422528

(State or other jurisdiction of                 (I.R.S. Employer

incorporation or organization)                  Identification No.)

3245 Grande Vista Drive, Newbury Park, California 91320

(Address of principal executive office)

Registrant’s telephone no., including area code (877) 786-8504

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Class	Outstanding as of July 31, 2006
Common Stock, $0.001
4,682,111

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

	Heading	Page
Item 1.	Financial Statements

Balance Sheet as of June 30, 2006 (Unaudited)	F-1

Statements of Operations for the three months and six months	F-2
Ended June 30, 2006 and 2005 (Unaudited)

Statements of Cash Flows for the six months	F-3
Ended June 30, 2006 and 2005 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.	Managements' Discussion and Analysis and	6
Result of Operations

Item 3.	Controls and Procedures	7

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Securities and Use of Proceeds	7

Item 3	Defaults Upon Senior Securities	8

Item 4.	Submission of Matter to a Vote of Securities Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on 8-K	8

Signatures	9

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement

DIRECT EQUITY INTERNATIONAL, INC.
(FORMERLY TRIAD INDUSTRIES, INC.)
BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,860,541
Prepaid expenses	2,581
Other receivables	15,000
Total Assets	$1,878,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$49,820
Shares to be issued	1,800,000
Total Liabilities	1,849,820

Stockholders' Equity
Common stock, $.001 par value, 50,000,000
shares authorized, 628,010, issued and outstanding	628
Additional paid in capital	3,782,716
Treasury stock	(10,989)
Retained deficit	(3,744,053)
Total Stockholders' Equity	28,302

Total Liabilities and Stockholders' Equity	$1,878,122

	DIRECT EQUITY INTERNATIONAL, INC.
	(FORMERLY TRIAD INDUSTRIES, INC.)
	STATEMENTS OF OPERATIONS
		(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues, net	$-	$13,403	$10,267	$25,453

Cost of revenues	-	6,348	4,059	10,103
Gross profit	-	7,055	6,208	15,350

Operating Expenses
Depreciation	-	495	995	2,228
General and administrative expenses	92,012	80,431	176,285	138,265
Total operating expenses	92,012	80,926	177,280	140,493

Income from operations	(92,012)	(73,871)	(171,072)	(125,143)

Other (Income) Expense
Interest income	(237)	(1,070)	(237)	(2,257)
Loss on disposal of securities	-	5,889	(417)	14,529
Dividend income	-	(335)	-	(598)
Total Other Income	(237)	4,484	(654)	11,674

Net loss	(91,775)	(78,355)	(170,418)	(136,817)

Other comprehensive gain (loss)
Unrealised gain (loss) on securities	-	4,786	-	(6,583)

Comprehensive loss	$(91,775)	$(73,569)	$(170,418)	$(143,400)

Net income (loss) per share:
Basic & diluted	$(0.15)	$(0.13)	$(0.27)	$(0.22)

Weighted average number of shares outstanding:
Basic & diluted	628,010	623,970	628,010	617,639

DIRECT EQUITY INTERNATIONAL, INC.
(FORMERLY TRIAD INDUSTRIES, INC.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(170,418)	$(136,817)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	995	2,228
Bad debts	20,000	-
Stock issued for services	-	5,500
(Increase) / decrease in assets:
Accounts receivables	(11,561)	22,630
Prepaid expense	(2,581)	-
Trading securities	-	5,058
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	62,060	(12,203)
Client deposits	4,400	-
Total Adjustments	73,313	23,213

Net cash used in operations	(97,105)	(113,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	6,406	12,118
Loan receivable	52,487	(8,671)
Sale of property & equipment	19,201	-

Net cash provided by investing activities	78,094	3,447

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan payable	(31,140)	(12,686)
Payments on line of credit	-	(1,331)
Stock issuance	1,800,000	-
Treasury stock	-	(11,000)

Net cash provided by (used in) financing activities	1,768,860	(25,017)

Net increase (decrease) in cash and cash equivalents	1,749,849	(135,174)

Cash and cash equivalents, beginning balance	110,692	196,446

Cash and cash equivalents, ending balance	$1,860,541	$61,272

SUPPLEMENTAL DISCLOSURES:

Cash paid during the six month periods for:

Income tax payments	$-	$-

Interest payments	$-	$-

Non cash transactions:

Issuance of shares for services	$-	$5,500

Note 1 – ORGANIZATION

Direct Equity International, Inc. (the “Company”) is an investment banking company that lends to and invests in early stage high growth companies. The Company's investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company's current strategic focus is to invest in Japan where it has identified a wide range of investment opportunities in the consumer products, food processing, chemical and business services industries.

On March 31, 2006 a group of the Company’s stockholders sold 50.9% of the Company’s issued and outstanding shares of common stock they owned in a privately negotiated transaction to a private investor, Direct Investment Japan Co., Ltd., a Japanese corporation (“DIJ”). The Company did not participate in nor receive any of the proceeds of the sale. The sale transaction closed in April 2006, at which time the Company’s directors and officers resigned after appointing certain individuals associated with DIJ as the Company’s directors. As part of the sale transaction and in recognition of its new business purpose, the Company changed its name from Triad Industries, Inc. to Direct Equity International, Inc.

On March 31, 2006 the Company sold two wholly-owned subsidiaries to certain directors and officers of the Company for a total purchase price of $15,000 allocated as follows: $10,000 to Corporate Capital Formation, Inc., and $5000 to RB Capital and Equities, Inc.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by Direct Equity International, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the reserves. The Company recorded an allowance for doubtful debts of $20,000 during the six month period ended June 30, 2006 on outstanding receivables.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment as of June 30, 2006.

Recent accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities:

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is still in the process of evaluating the Statement impact on the Company's financial statements.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company suffered a net loss of $170,418 during the six month period ended June 30, 2006. As of June 30, 2006, the Company had a retained deficit of $3,744,053. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations, and debt or equity offerings. Management succeeded in obtaining $1.8 million from a stock sale as discussed in Note 3. The Company also obtained funding of $1.2 million subsequent to the quarter pursuant to another private stock sale as discussed in Note 3.

NOTE 3 – SALES OF UNREGISTERED SECURITIES

(a) On May 31, 2006 the Company entered into a stock purchase agreement (the "DIJ Purchase Agreement") with Direct Investment Japan Co., Ltd., a Japanese corporation (“DIJ”), pursuant to which the Company sold a total of 2,432,432 shares of its common stock, par value $.001 per share (the “DIJ Shares”), for a total purchase price of $1,800,000.00 to DIJ. The purchase price per share for the DIJ Shares is $0.74. Under the DIJ Purchase Agreement, all of the DIJ Shares are restricted and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act.

Prior to the purchase, DIJ owned 319,657 shares of the Company’s common stock that represented 50.9% of all of the issued and outstanding common stock of the Company. As a result of the purchase, DIJ increased its ownership position to 89.92% of all of the issued and outstanding shares of common stock of the Company. Certain directors and officers of the Company are also directors and officers of DIJ, its controlling stockholder.

(b) On June 5, 2006, the Company entered into a stock purchase agreement with a private investor, pursuant to which the Company sold a total of 1,621,622 shares of its common stock, par value $.001 per share to the investor, for a total purchase price of $1,200,000. The purchase price per share for the shares is $0.74. Under the purchase agreement, all of the shares are restricted and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act.

The closing of this purchase agreement occurred on July 17, 2006. As a result there will be a total of 4,682,111 shares of the Company’s common stock issued and outstanding. As a result of the purchase, the new investor owns beneficially and of record 34.63% of all of the issued and outstanding shares of common stock of the Company and DIJ's share ownership has been reduced to 56.60%. The Chairman of the Board of Directors of the controlling stockholder of the Company, is also a director of the private investor.

(c) During the six month period ending June 30, 2006, the Company transferred the subscription receivable to additional paid in capital as it was deemed irrecoverable.

NOTE 4 - DEEMED DIVIDEND

On March 31, 2006 a group of the Company's Stockholders sold 50.9% of the Company's issued and outstanding shares of common stock they owned in a privately negotiated transaction to a private investor, Direct Investment Japan Co., LTD., a Japanese corporation ("DIJ"). The Company did not participate in nor receive any of the proceeds of the sale. The sale transaction closed in April 2006, at which time the Company's directors and officers resigned after appointing certain individuals associated with DIJ as the Company's directors. Pursuant to the stock sale agreement, the group of shareholders assumed the assets and liabilities in the Company as of the date of close of transaction. The Company recorded a deemed dividend of $646,469 to the group of shareholders pursuant to the assumption of the assets and liabilities.

On March 31, 2006 the Company sold two wholly-owned subsidiaries to certain directors and officers of the Company, who were also shareholders of the Company at the time of the transaction, for a total purchase price of $15,000 allocated as follows: $10,000 to Corporate Capital Formation, Inc., and $5,000 to RB Capital and Equities, Inc. The Company recorded a deemed divided of $147,806 pursuant to this transaction.

ITEM 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2006, the Company has $1,878,122 in total current assets, compared to total current assets of $206,360 as of December 31, 2005. The major factor in the increase of current assets was the sale of the Company’s common stock to a private investor, the controlling stockholder of the Company, for $1,800,000. Currently, the current assets are comprised of $1.860,541 in cash, $2,581 in prepaid expenses and $15,000 in other receivables.

As of June 30, 2006, the Company has $1,849,820 in total current liabilities compared to $51,875 as of December 31, 2005.

Results of Operations

For the six months ending June 30, 2006, the Company had a net loss of $170,418 compared to a net loss of $136,817 for the same period of 2005. Administrative expenses increased by approximately $36,700 for the first six months of 2006 compared to the same period of 2005. The majority of this increase can be attributed to increased salaries and wages. The increase in salaries and wages was approximately $24,000. Other than this increase operating expenses were very comparable with the same period of the year before.

The Company had revenues of $10,267 for the six months ended June 30, 2006, compared with $25,453 for the same period last year. Management cannot attribute the decrease in revenues to anything but a significant decrease in clients requesting services, followed by a sale of this division of the Company’s business on March 31, 2006.

For the six months ending June 30, 2006, the Company had a net loss of $170,418 compared to a net loss of $136,817 for the same period of 2005. Administrative expenses increased by approximately $36,700 for the first six months of 2006 compared to the same period of 2005. A significant portion of this increase can be attributed to salaries and wages. The increase in salaries and wages was approximately $24,000. Other than this increase operating expenses were very comparable with the same period of the year before. Management further attributes this loss to the lack of business in the financial services sector, and the sale of this division on March 31, 2006. For the first six months of 2006, the Company had a gain of $467.00 from the sale of securities, compared to a net loss of $14,259 for the same period the year before.

The Company had revenues of $10,267 for the six months ended June 30, 2006, compared with $25,453 for the same period last year. Management cannot attribute the decrease in revenues to anything but a significant decrease in clients requesting services, followed by a sale of this division of the Company’s business on March 31, 2006.

Net Operating Loss

The Company has accumulated approximately $3,744,053 of net operating loss carry-forwards as of June 30, 2006, which may be offset against taxable income and incomes taxes in future years. The use of these losses to reduce future incomes taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carry-forwards. The net loss carry-forwards expire in the year 2025. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net loss carry-forwards, which can be used.

Sale of Common Capital Stock

The Company sold a total of 4,054,054 shares of its common stock for a total purchase price of $3,000,000 to two private investors in two private sales exempt from registration under the Securities Act of 1933. See PART II Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-QSB below.

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

Item 3. Controls and Procedures

The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2006, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) On May 31, 2006 the Company entered into a stock purchase agreement (the "DIJ Purchase Agreement") with Direct Investment Japan Co., Ltd., a Japanese corporation (“DIJ”), pursuant to which the Company sold a total of 2,432,432 shares of its common stock, par value $.001 per share (the “DIJ Shares”), for a total purchase price of $1,800,000 to DIJ. The purchase price per share for the DIJ Shares is $0.74. The common stock sold was exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering in that it was made to one investor without any form of general solicitation or advertising and also under Rule 506 of Regulation D under the Securities Act of 1933, as amended, in that DIJ is an accredited investor under Rule 501 of Regulation D. Under the DIJ Purchase Agreement, all of the DIJ Shares are restricted and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act.

Prior to the purchase, DIJ owned 319,657 shares of DEQI common stock that represented 50.9% of all of the issued and outstanding common stock of the Company. As a result of the purchase, DIJ increased its ownership position to 89.92% of all of the issued and outstanding shares of common stock of the Company; however, subsequently, DIJ’s ownership percentage has been reduced to 56.60% as a result of the private equity sale to AKM Capital, Inc. described immediately below. Mr. Makoto Omori, the President and CEO and a director of the Company is also President and a director of DIJ.   Mr. Seishi Murakami, the Secretary and a director of the Company, is also a director of DIJ.

(b) On June 5, 2006, the Company entered into a stock purchase agreement (the “AKM Purchase Agreement”) with AKM Capital, Inc., a Nevada corporation (“AKM”), pursuant to which the Company sold a total of 1,621,622 shares of its common stock, par value $.001 per share (the “AKM Shares”), for a total purchase price of $1,200,000 to AKM. The purchase price per share for the AKM Shares is $0.74. Under the Purchase Agreement, all of the AKM Shares are restricted and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act. The common stock sold was exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering in that it was made to one investor without any form of general solicitation or advertising.

The closing of the AKM Purchase Agreement occurred on July 17, 2006. As a result there will be a total of 4,682,111 shares of the Company’s common stock issued and outstanding. As a result of the purchase, AKM will own beneficially and of record 34.63% of all of the issued and outstanding shares of common stock of the Company. Mr. Eiichiro Hemmi, Chairman of the Board of Directors of Direct Investment Japan Co., Ltd., a Japanese corporation and a controlling stockholder of the Company, is also a director of AKM. The source of the funds AKM used for the purchase is funds AKM received from a private sale of its stock to one investor.

The proceeds of both sales will be used for general working capital purposes.

As of June 30, 2006, the Company has 3,060,489 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

DIRECT EQUITY INTERNATIONAL, INC.

Dated: August 21, 2006

By:/S/ Makoto Omori
Makoto Omori
President and CEO, and Director

By:/S/ Toshiaki Sato
Toshiaki Sato
Treasurer and Director