Form 10QSB
period 2006-09-30
DIRECT EQUITY INTERNATIONAL, INC
filed 2006-12-13
CIK 1092105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended September 30, 2006
or

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒ No [] and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Class	Outstanding as of December 1, 2006
Common Stock, $0.001
628,010

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Heading	Page
Item 1.	Consolidated Financial Statements (Unaudited)	1-2

Unaudited Consolidated Balance Sheet as of September 30, 2006	3-4

Unaudited Consolidated Statements of Operations for the three and nine month
periods ended September 30, 2006 and 2005	5

Unaudited Consolidated Statements of Cash Flows for the nine month periods
ended September 30, 2006 and 2005	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Managements Discussion and Analysis and
Result of Operations	10-12

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4.	Submission of Matter to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on 8-K

Signatures

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statement

DIRECT EQUITY INTERNATIONAL, INC.
(Formerly Triad International, Inc.)
BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$2,664,087
Prepaid expenses	288,721
Other receivables	15,000
Total Assets	$2,967,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$8,230
Shares to be issued	3,000,000
Total Liabilities	3,008,230

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000
shares authorized, 628,010, issued and outstanding	628
Additional paid in capital	3,782,716
Treasury stock	(10,989)
Accumulated deficit	(3,812,777)
Total Stockholders' Deficit	(40,422)

Total Liabilities and Stockholders' Deficit	$2,967,808

DIRECT EQITY INTERNATIONAL, INC.

(Formerly Triad International, Inc.)

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues, net	$-	$8,421	$10,267	$33,874

Cost of revenues	-	1,764	4,059	11,867

Gross profit	-	6,657	6,208	22,007

Operating Expenses
Depreciation	-	995	995	3,223
General and administrative expenses	68,726	78,689	245,011	216,954
Total operating expenses	68,726	79,684	246,006	220,177

Loss from operations	(68,726)	(73,027)	(239,798)	(198,170)

Other (Income) Expense
Interest income	-	(417)	(237)	(2,674)
(Gain) Loss on disposal of securities	-	(6,052)	14,206	8,477
Loss on disposal of fixed assets	-	-	14,623	-
Dividend income	-		-	(598)
Total Other Income	-	(6,469)	28,592	5,205

Net loss	(68,726)	(66,558)	(268,389)	(203,375)

Other comprehensive gain (loss)
Unrealized gain (loss) on securities	-	4,786	-	(9,134)

Comprehensive loss	$(68,726)	$(61,772)	$(268,389)	$(212,509)

Net loss per share:
Basic & diluted	$(0.11)	$(0.11)	$(0.43)	$(0.34)

Weighted average number of shares outstanding:
Basic & diluted	628,010	625,437	628,010	599,202

DIRECT EQUITY INTERNATIONAL, INC.
(Formerly Triad International, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(268,389)	$(203,375)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	995	3,223
Bad debts	20,000	-
Stock issued for services	-	5,500
(Increase) / decrease in assets:
Accounts receivables	(11,561)	32,343
Prepaid expense	(288,721)	8,987
Trading securities	-	5,058
Increase/(Decrease) in current liabilities:
Accounts payable and accrued expenses	49,717	(12,610)
Client deposits	4,400	-
Total Adjustments	(225,170)	42,501

Net cash used in operations	(493,559)	(160,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	6,406	135,308
Loan receivable	52,487	(2,671)
Sale of property & equipment	19,201	670

Net cash provided by investing activities	78,094	133,307

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan payable	(31,140)	(7,278)
Payments on line of credit	-	(1,993)
Stock to be issued for cash	3,000,000	-
Treasury stock	-	(11,000)

Net cash provided by (used in) financing activities	2,968,860	(20,271)

Net increase (decrease) in cash and cash equivalents	2,553,395	(47,838)

Cash and cash equivalents, beginning balance	110,692	196,446

Cash and cash equivalents, ending balance	$2,664,087	$148,608

SUPPLEMENTAL DISCLOSURES:

Cash paid during the six month periods for:

Income tax payments	$-	$-

Interest payments	$-	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by Direct Equity International, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment as of September 30, 2006.

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

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company suffered a net loss of $268,389 during the nine month period ended September 30, 2006. As of September 30, 2006, the Company had an accumulated deficit of $3,812,777. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations, and debt or equity offerings. Management succeeded in obtaining $1.8 million from a stock sale as discussed in Note 3. The Company also obtained funding of $1.2 million subsequent to the quarter pursuant to another private stock sale as discussed in Note 3.

NOTE 3 – SALES OF UNREGISTERED SECURITIES

(a) On May 31, 2006 the Company entered into a stock purchase agreement (the "DIJ Purchase Agreement") with Direct Investment Japan Co., Ltd., a Japanese corporation (“DIJ”), pursuant to which the Company sold a total of 2,432,432 shares of its common stock, par value $.001 per share (the “DIJ Shares”), for a total purchase price of $1,800,000 to DIJ. The purchase price per share for the DIJ Shares is $0.74. Under the DIJ Purchase Agreement, all of the DIJ Shares are restricted and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act. The shares have not been issued as of the date of the balance sheet and the Company has recorded the shares to be issued of $1,800,000 as a liability.

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

(b) On June 5, 2006, the Company entered into a stock purchase agreement with a private investor, pursuant to which the Company sold a total of 1,621,622 shares of its common stock, par value $.001 per share to the investor, for a total purchase price of $1,200,000. The purchase price per share for the shares is $0.74. Under the purchase agreement, all of the shares are restricted and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act. The shares have not been issued as of the date of the balance sheet and the Company has recorded the shares to be issued of $1,200,000 as a liability.

The closing of this purchase agreement occurred on July 17, 2006. After the issuance of the above shares, there will be a total of 4,682,111 shares of the Company’s common stock issued and outstanding. As a result of the purchase, the new investor will own beneficially and of record 34.63% of all of the issued and outstanding shares of common stock of the Company and DIJ's share ownership will be reduced to 56.60%. The Chairman of the Board of Directors of the controlling stockholder of the Company, is also a director of the private investor.

(c) During the nine month period ending September 30, 2006, the Company transferred the subscription receivable to additional paid in capital as it was deemed irrecoverable.

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

NOTE 5 -	SUBSEQUENT EVENTS

On November 21, 2006, but effective as of September 9, 2006, the Company entered into a consultant agreement (the “ Consultant Agreement”) with Claire A. Singleton, (“Conultant”) , pursuant to which Consultant will furnish consulting services to he Company in the following areas for a five (5) year term (“Term”) ending on September 8, 2011: (i) advice and guidance for the Company’s business in in the United States and in particular in the State of Utah; (ii) research concerning the utility of potential products and their markets for the Company in the United States and in Japan; and (iii) assist the Company in coordinating, supporting and overseeing its relationships with potential product suppliers and other similar affiliations. In return, the Company has paid Consultant a total of $300,000 for her services during the Term.

ITEM 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2006, the Company has $2,967,808 in total current assets, compared to total current assets of $268,859 as of September 30, 2005. The major factor in the increase of current assets was the sale of the Company’s common stock to two private investors, controlling stockholders of the Company, for respectively, $1,800,000 and $1,200,000 in May and July 2006. Currently, the current assets are comprised of $2,664,087 in cash, $288,721 of prepaid expenses and $15,000 under “other receivables.”

As of September 30, 2006, the Company has $3,008,230 in total current liabilities compared to $75,831 as of September 30, 2005, of which $3,000,000 represents the Company's liability to isse the shares sold to two private investors in May and July 2006.

Results of Operations

For the nine months ending September 30, 2006, the Company had a net loss of $268,389 compared to a net loss of $203,375 for the same period of 2005. Administrative expenses increased by approximately $28,000 for the first nine months of 2006 compared to the same period of 2005.

The Company had revenues of $10,267 for the nine months ended September 30, 2006, compared with $33,874 for the same period last year. Management cannot attribute the decrease in revenues to any thing but a significant decrease in clients requesting services, followed by a sale of this division of the Company’s business on March 31, 2006.

For the nine months ending September 30, 2006, the Company had a net loss of $268,389 compared to a net loss of $203,375 for the same period of 2005. Other than this increase operating expenses were very comparable with the same period of the year before. Management further attributes this loss to the lack of business in the financial services sector, and the sale of this division on March 31, 2006. For the first nine months of 2006, the Company had a gain of $14,206 from the sale of securities, compared to a net gain of $8,477 for the same period the year before.

The Company had revenues of $10,267] for the nine months ended September 30, 2006, compared with $33,874 for the same period last year. Management cannot attribute the decrease in revenues to any thing but a significant decrease in clients requesting services, followed by a sale of this division of the Company’s business on March 31, 2006.

Net Operating Loss

The Company has accumulated approximately $3,744,053 of net operating loss carry-forwards as of September 30, 2006, which may be offset against taxable income and incomes taxes in future years. However, of this accumulated net operating loss $1,542,394 was from the sale of a discontinued operation.

Sale of Common Capital Stock

None.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve the risk and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully implement and develop its business plan, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 3. Controls and Procedures

The Company's management, including our President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2006, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.	10.30 Consultant agreement dated as of September 9, 2006 between Direct Equity International, Inc. and Claire Singleton
b.	33.1 302 Certification of the President
c.	33.2 302 Certification of the CFO
d.	99.1 906 Certification of Makoto Omori
e.	99.2 906 Certification of Toshiaki Sato

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT EQUITY INTERNATIONAL, INC.

Dated: December 12, 2006

By:/S/ Makoto Omori
Makoto Omori
President and CEO, and Director

By:/S/ Toshiaki Sato
Toshiaki Sato
Treasurer and
Director